Form 10KSB
period 1999-02-28
PENN AKRON CORP
filed 2000-01-19
CIK 748210

PENN-AKRON CORPORATION
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                               FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended:  February 28, 1999

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from           to

    Commission File number:  0-12597

                           PENN-AKRON CORPORATION
             (Exact name of registrant as specified in charter)

     Delaware                                        11-1843262
State or other jurisdiction of incorporation     (I.R.S. Employer I.D. No.)
 or organization

5882 South 900 East, Suite 202, Salt Lake City, UT               84121
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  801 269-9500

Securities registered pursuant to section 12 (b) of the Act:  None

Securities registered pursuant to section 12 (g ) of the Act: Common Stock, Par Value $.01

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes [  ]   No [X]               (2)  Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $  -0-

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At January 14, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be -0-.

             (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                     DURING THE PAST FIVE YEARS)

                         Not applicable

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of January 14, 2000, the registrant had 6,025,329 shares of common stock issued and outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424
(b) or (c) under the Securities Act of 1933: None

PENN-AKRON CORPORATION (THE "COMPANY") HAS BEEN DELINQUENT IN THE FILING OF ITS PERIODIC REPORTS SINCE 1985. THIS REPORT IS ONE OF SEVERAL REPORTS BEING FILED ESSENTIALLY SIMULTANEOUSLY IN ORDER TO BRING THE COMPANY CURRENT IN ITS REPORTING OBLIGATIONS. UNLESS OTHERWISE INDICATED THEREIN, THE REPORTS PROVIDE INFORMATION FOR THE PERIOD DESCRIBED IN THE COVER PAGE THEREOF TO WHICH IT RELATES. SUCH INFORMATION SHOULD BE CONSIDERED IN LIGHT OF ALL OTHER REPORTS FILED BY THE COMPANY, PARTICULARLY REPORTS BEING FILED FOR SUBSEQUENT PERIODS.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

     The Company was incorporated under the laws of the State of Delaware on December 7, 1953, under the name "Erie Reinforced Plastic Pipe Company" with authorized common stock of 4,000,000 shares at a par value of $.05. During 1957 the name was changed to "Penn-Akron Corporation" and on May 25, 1973, the authorized common stock was increased to 10,000,000 shares at the same par value and on March 7, 1984, the par value was reduced to $0.01. Effective June 1, 1983, the Company had a one-for-ten reverse stock split. This report has been prepared showing after stock split shares from inception.

     The Company was originally incorporated for the purpose of manufacturing plastic pipe, but discontinued these operations in 1973 after a Chapter 11 bankruptcy proceeding was filed on May 27, 1971, in the United States District Court for the District of Connecticut (H 10188). The Bankruptcy Court discharged the Company on October 11, 1978. The Company was dormant from approximately 1973 until 1984.

     On April 11, 1984, management of the Company formed a subsidiary, Subpac, Inc., a Texas corporation ("Subpac"), to facilitate the acquisition of Petroleum Basins Exploration, Inc., a Nevada corporation ("PBE"). On May 3, 1984, the Company and Subpac entered into a reorganization agreement with PBE and Subpac was merged into PBE, with PBE being the surviving corporation. The former shareholders of PBE received one share of the Company for each seven shares of PBE stock.

     PBE was incorporated under the laws of the State of Nevada on March 25, 1981, and began acquiring interests in undeveloped oil and gas properties in the State of Texas. From 1984 until approximately March 1 1987, the Company and its subsidiary, PBE, were engaged in the business of oil and gas exploration, development and production. The company is considered to have been in the development stage since March 1, 1987.

     The prices for oil and gas declined and PBE could not afford to continue its oil and gas exploration activities. The oil and gas properties of the company were leased, and after the leases expired the company could not afford to renew them. The company went into inactivity after March 1, 1987, and was dissolved by the State of Nevada.

     The Company has no principal executive offices; the mailing address of the Company is 5882 South 900 East, Suite 202, Salt Lake City, Utah 84121.

Business

     In May of 1999, Capital Consulting of Utah, Inc. paid $25,000 to former officers and directors of the company for releases of any debt owed by the Company to them. At this same time, the sole officer and director of the Company, Fred Attaya, resigned all of his positions with the Company and appointed John Chymboryk as the sole officer and director.

     In September of 1999, John Chymboryk, resigned all of his positions with the Company and appointed Curtis Olsen as director, President and Chief Executive Officer, Secretary and Treasurer.

     In October of 1999, Curtis Olsen appointed Allison Olsen as a director, Secretary and Treasurer and appointed Michael Olsen as a director and Vice President; thus constituting the current management of the Company.

     The Company is currently seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity.

     The Company's Board of Directors shall make the final determination whether to complete any such venture; the approval of shareholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. Neither the Company's Articles of Incorporation nor its Bylaws require stockholder approval for any such acquisition. The Company does not intend to provide any disclosure documentation to its shareholders prior to any acquisition transaction. However, as a reporting issuer subject to the reporting requirements of the 1934 Act, the Company will be required to disclose any such transaction in a Current Report on Form 8-K, including audited financial statements of the acquired entity and consolidated pro forma financial statements.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it through advances by management, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

     Management may seek quotation of the Company's common stock on the OTC Bulletin Board. In connection with such application, management would seek a broker-dealer to become the initial market maker for the Company's common stock and to submit the application to the OTC Bulletin Board. There have been no preliminary discussions or understandings between the Company, or anyone acting on its behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for the Company's common stock. Management would likely contact broker-dealers who make markets in Bulletin Board companies until one agrees to make the application. There is no assurance that the Company would be successful in locating such a broker-dealer, or that the application, if submitted, would be approved. The Company may use outside consultants to obtain market makers for which services the Company may issue shares of its common stock or agree to future cash payments as consideration for the services.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

      Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development stage, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Either management, or consultants retained by management, will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial stock owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders.
However, due to the minimal amount of time devoted to management by any person other than the Company's directors and executive officers, there are no preliminary agreements or understandings with respect to management compensation. Although it is not prohibited by statute or its Articles of Incorporation, the Company has no plans to borrow funds and use the proceeds to make payment to its management, promoters or affiliates.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of its common stock as a condition to, or in connection with, a proposed merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

     None of the Company's directors, executive officers or promoters, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with the Company. Nor are there any present plans, proposals, arrangements or understandings with any such persons regarding the possibility of any acquisition or merger involving the Company.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

     The Company has had no employees since discontinuing its operations and does not intend to employ anyone in the future, unless its present business operations were to change. The Company is not paying salaries or other forms of compensation to any officers or directors of the Company for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and directors for out-of-pocket expenses.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company does not maintain any office nor does it own any property

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended February 28, 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During the past three years there has been no established trading market for the company's common capital stock. To the knowledge of management, the common stock of the Company is not presently quoted on any medium.

     None of the common shares are subject to outstanding options or warrants. Of the outstanding common shares, 4,225,397 shares (approximately 72.5%) are subject to Rule 144 under the Securities Act. Of these shares, management believes that all have met the holding period and would be available for resale under Rule 144.

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At January 14,2000, the Company had approximately 1,440 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, UT 84115; telephone number (801) 484-7222.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. In the past the board of directors has approved a resolution authorizing the Company to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.

     Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.

Liquidity and Capital Resources

     As of February 28, 1999 the Company had no operations and no assets or liabilities. Through December 1999, Capital Consulting of Utah, Inc. has advanced approximately $28,000 to pay for the corporate financial obligations of the Company. Such funds were used to pay the cost of auditing the Company's financial statements and to the transfer agent. In addition, the Company has negotiated with counsel for the Company to perform legal services in connection with preparing the delinquent and future SEC reports and with any proposed business acquisition, and to defer cash payment of such fees until the consummation of any such acquisition and to receive shares of common stock of the Company for the balance of such fees. The Company has no arrangement or agreement with Capital Consulting to continue to furnish funds for the Company.

Results of Operations

     Since the Company ceased operations in 1987, its only activity has involved the investigation of potential business opportunities.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements are included in this report:

     Report of Andersen, Andersen & Strong, Certified Public Accountants

     Balance Sheet as of February 28, 1999

     Statements of Operations for years ended February 28, 1999,  and 1998 and the period from March 1, 1987 to February 28, 1999

     Statements of Changes in Stockholders' Equity for the period from March 1, 1987 to February 28, 1999

     Statements of Cash Flows for the years ended February 28, 1999 and 1998 and the period from March 1, 1987 to February 28, 1999

     Notes to Financial Statements



Board of Directors
Penn-Akron Corporation
Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Penn-Akron Corporation (development stage company) at February 28, 1999 and the statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1999 and 1998 the period March 1, 1987 (date of inception of development stage) to February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation.
 We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn-Akron Corporation at February 28, 1999 and the results of operations and cash flows for the years ended February 28, 1999 and 1998 and the period March 1, 1987 (date of inception of development stage) to February 28, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for any of its future planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anderson, Anderson & Strong

July 29, 1999
Salt Lake City, Utah

                          PENN-AKRON CORPORATION
                      ( Development Stage Company )
                             BALANCE SHEET
                           February 28, 1999

ASSETS

CURRENT ASSETS

     Cash                                                $    -
                                                         --------
        Total Current Assets                             $    -
                                                         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                    $    -
                                                         --------
          Total Current Liabilities                           -
                                                         --------
STOCKHOLDERS' EQUITY

     Common stock
       10,000,000 shares authorized,
       at $0.01 par value; 6,025,329
       shares issued and outstanding - Note 3              60,253
  Capital in excess of par value                          881,466

     Accumulated deficit - Note 1                        (941,719)
                                                         --------
          Total Stockholders' Equity  (Deficiency)       $     -
                                                         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     -
                                                         ========


The accompanying notes are an integral part of these financial statements.


                              PENN-AKRON CORPORATION
                          ( Development Stage Company )
                             STATEMENTS OF OPERATIONS
                  For the Years Ended February 28, 1999 and 1998
                          and the Period March 1, 1987
          (Date of Inception of Development Stage) to February 28, 1999


                                                                Mar 1, 1987
                                          Feb 28,   Feb 28,    (Note 1) to
                                           1999      1998      Feb 28, 1999
                                          -------   -------    ------------

REVENUES                                 $     -    $     -     $     -

EXPENSES                                   5,406          -       8,781
                                          ------     ------      ------
NET LOSS                                 $(5,406)   $     -     $(8,781)
                                          ======     ======      ======

NET LOSS PER COMMON SHARE

     Basic                               $    -     $    -
                                          ======     ======
AVERAGE OUTSTANDING SHARES

     Basic                              5,825,329   5,825,329
                                        =========   =========


The accompanying notes are an integral part of these financial statements.

                      PENN-AKRON CORPORATION
                   ( Development Stage Company )
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   Period from March 1, 1987 (Date of Inception of Development Stage)
                      to February 28, 1999

                                                     Capital in
                                    Common Stock     Excess of   Accumulated
                                 Shares      Amount  Par Value     Deficit


Balance March 1, 1987          4,778,023   $ 47,780  $ 707,718   $(932,938)
  (Date of inception of
  development stage)
    Note 1

Issuance of common stock for
  services at $.01 - 1988        337,548      3,375          -           -

Net operating loss for the
  year ended February 28, 1989         -          -          -      (3,375)

Issuance of common stock
  for payment of debt at $.25
  - July 2, 1991                 709,758      7,098    170,342           -

Contribution to capital -
  expenses paid by officers
  - 1999                               -          -      5,406           -

Issuance of common stock into
  escrow account for possible
  claims resulting from errors
  in records - Note 3
  February 28, 1999              200,000      2,000     (2,000)          -

Net operating loss for the year
  ended February 28, 1999              -          -          -      (5,406)
                               ---------     ------    -------     -------
Balance February 28, 1999     $6,025,329   $ 60,253  $ 881,466   $(941,719)
                               =========    =======   ========    ========


The accompanying notes are an integral part of these financial statements.

                          PENN-AKRON CORPORATION
                       ( Development Stage Company )
                          STATEMENT OF CASH FLOWS
            For the Years Ended February 28, 1999 and 1998
   and the Period March 1, 1987 (Date of Inception of Development Stage)
                           to February 28, 1999
                                                                Mar 1, 1987
                                           Feb 28,     Feb 28, ( Note 1) to
                                            1999        1998    Feb 28, 1999
                                           -------     -------  ------------

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net loss                             $ (5,406)   $     -    $ (8,781)

     Adjustments to reconcile net loss to
       net cash provided by operating
       activities

       Issuance of common stock for expenses     -          -       3,375
       Contributions to capital -
         expenses paid by officers           5,406          -       5,406
                                             -----      -----       -----
        Net Cash Used by Operations              -          -           -
                                             -----      -----       -----
CASH FLOWS FROM INVESTING
ACTIVITIES                                       -          -           -
                                             -----      -----       -----
CASH FLOWS FROM FINANCING
ACTIVITIES                                       -          -           -
                                             -----      -----       -----
     Net Increase (Decrease) in Cash             -          -           -

     Cash at Beginning of Period                 -          -           -
                                             -----      -----       -----
     Cash at End of Period                 $     -    $     -     $     -
                                             =====      =====       =====
NON CASH OPERATING ACTIVITIES

Issuance of  337,548 shares of common stock for services - 1988    $  3,375
                                                                     ------
Contribution to capital - expenses paid by officers - 1999         $  5,406
                                                                     ------

The accompanying notes are an integral part of these financial statements.


                          PENN-AKRON CORPORATION
                      ( Development Stage Company )
                      NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on December 12, 1953 under the name "Erie Reinforced Plastic Pipe Company" with authorized common stock of 4,000,000 shares at a par value of $.05. During 1957 the name was changed to "Penn-Akron Corporation" and on May 25, 1973 the authorized common stock was increased to 10,000,000 shares at the same par value and on March 7, 1984 the par value was reduced to $0.01. The Company's principal business was the operation of is wholly-owned subsidiary, Eagle Lock Corporation, which was engaged in the manufacturing of auxiliary locks. On May 27, 1971, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code. On October 31, 1978, the Company emerged from bankruptcy and remained inactive until 1984 when the Company formed a wholly owned
subsidiary to engage in the business of oil and gas exploration.   During 1987
the Company lost its remaining assets and ceased operations and has since been inactive. On June 20, 1983 the Company completed a reverse common stock split 10 shares of outstanding stock for one share. This report has been prepared showing after stock split shares from inception.

The company is considered to have been in the development stage since March 1, 1987.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On February 28, 1999, the Company had a net operating loss carry forward of $941,719. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in the stockholders. $241,075 of the loss carryforward has expired and the balance will expire beginning in years 2000 though 2020.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split, in accordance with FASB statement No. 128.

3.  COMMON STOCK

There were errors in the stockholder records during the years 1953 through 1981 in which some of the stockholders were erroneously deleted from the stockholder list.

On April 10, 1987 the Company completed a reverse common stock split of selected shares, by the consent of the effected shareholders, amounting to two shares of the outstanding stock for one share, resulting in a reduction of 3,152,877 in the outstanding shares. The available records have been insufficient to verify the completion of the stock split

Management has issued 200,000 shares into a reserve account to be used in the event of any valid claims from the possible errors outlined above. Management believes the reserve of shares of 200,000 is adequate for any possible future claim.

4.  RELATED PARTY TRANSACTIONS

Subsequent to the balance sheet date related parties have acquired 54% of the outstanding stock of the Company as shown on February 28, 1999.

5.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term debt which will enable the Company to continue operations for the next year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of January 14, 2000, the names, ages, and positions of each executive officer and director and the term of office of each director of the Company:

     Name                  Age     Position                    Director Since

     Curtis Olsen          29      President and Director            1999

     Allison Olsen         29      Secretary/Treasurer and Director  1999

     Michael Olsen         31      Vice President and Director       1999

     Each director of the Company serves until the next annual meeting of shareholders and until his successor is elected and qualified. The bylaws establish the annual meeting of shareholders to be held on the first Monday in May of each year. Each officer serves, at the pleasure of the board of directors, until the first meeting of the Board of directors following the annual meeting of shareholders and until his successor is chosen and qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors

     Curtis Olsen: Mr. Olsen has been active in the mortgage business for the past six years as a wholesale and retail representative. Mr. Olsen currently owns his own financial advisory company working in debt consolidation. Mr. Olsen also works with various land developers in seeking interim and long term financing for residential developments.

     Allison Olsen: Ms. Olsen is currently a homemaker and has been for the past three years. Prior to that Ms. Olsen was a retail training supervisor for Smith's Food Store for eleven years.

     Michael Olsen: Mr. Olsen has been active in the mortgage business for the past five years. Since July 1997, Mr. Olsen has been an officer and owner of a company specializing in retail, residential and commercial loans. Prior to that he was an independent loan officer.

Compliance with Section 16(a) of the Exchange Act

     Since the Company ceased operations, the Company has had no representations from any person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to
Section 12 ("Reporting Person"), that they filed on a timely basis any reports required to be furnished pursuant to Section 16 (a).

ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the year ended February 28, 1999, or the two prior fiscal years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 14, 2000, the name and address and the number of shares of the Company's Common Stock beneficially owned by each person who was known by the Company to own beneficially more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each executive officer and director, and of all officers and directors as a group.

                         Amount and Nature
Name and Address             of Beneficial
of Beneficial Owner          Ownership (1)            Percent of Class

Curtis Olsen                      -0-                       -0-
5882 South 900 East, Ste 202
Salt Lake City, UT 84121

Allison Olsen                     -0-                       -0-
5882 South 900 East, Ste 202
Salt Lake City, UT 84121

Michael Olsen                     -0-                       -0-
5882 South 900 East, Ste 202
Salt Lake City, UT 84121

Executive Officers and
Directors as a Group
(3 Persons)

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no transactions, or series of similar transactions, during the last two fiscal years, or proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
(a)Exhibits Index.  The following exhibits are furnished with this report:

     Exhibit No.     Description                                         Page

     2.1             Certificate of Incorporation filed December 7, 1953   *
     2.2             Certificate of Amendment filed                        *
     2.3             Reorganization Agreement dated May 3, 1984            *
     2.4             Bylaws of the Company                                 *
     2.5             Amendment to Bylaws                                   **
     3.1             Form of Common Stock Certificate                      *
    27               Financial Data Schedule

     *Incorporated by reference from the Company's original registration statement on Form 10, filed with the Securities and Exchange Commission on June 18, 1984, file no. 0-12597.

     **Incorporated by reference from the Company's Form 8 amendment to its registration statement on Form 10, filed with the Securities and Exchange Commission on January 14, 1985, file no. 0-12597.

(b)Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the fourth quarter ended February 28, 1999.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PENN-AKRON  CORPORATION

Date: January 14, 2000                      By /s/ Curtis Olsen
                                            ----------------------
                                            Curtis Olsen, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Curtis Olsen                                Date: January 14, 2000
 -----------------------------
Curtis Olsen, Director

By /s/ Allison Olsen                               Date: January 14, 2000
 -----------------------------
Allison Olsen, Director, principal financial
officer, and principal accounting officer

By /s/ Michael Olsen                               Date: January 14, 2000
 -----------------------------
Michael Olsen, Director