Form 10QSB
period 1999-08-31
PENN AKRON CORP
filed 2000-01-19
CIK 748210

PENN-AKRON CORPORATION
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: August 31, 1999

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


                     PENN-AKRON CORPORATION
                 ( Development Stage Company )
                        BALANCE SHEET
                       August 31, 1999

                                        8/31/99         2/28/99
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


                        PENN-AKRON CORPORATION
                    ( Development Stage Company )
                       STATEMENTS OF OPERATIONS
  For the Three and Six Month Periods Ended August 31, 1999 and 1998,
                    and the Period March 1, 1987
         (Date of Inception of Development Stage) to August 31, 1999


                          Three Months Ended  Six Months Ended    Mar 1, 1987
                           Aug 31,  Aug 31,   Aug 31,    Aug 31,       to
                            1999     1998      1999      1998     Aug 31, 1999
                          -------   -------   -------   -------   ------------

REVENUES                 $     -    $     -   $     -   $     -   $     -

EXPENSES                       -          -         -         -     8,781
                          ------     ------    ------    ------    ------
NET LOSS                 $     -    $     -   $     -   $     -   $(8,781)
                          ======     ======    ======    ======    ======

NET LOSS PER COMMON SHARE

     Basic               $     -    $     -   $     -   $     -
                          ======     ======    ======    ======
AVERAGE OUTSTANDING SHARES

     Basic              5,825,329  5,825,329
                        =========  =========



The accompanying notes are an integral part of these financial statements.


                       PENN-AKRON CORPORATION
                    ( Development Stage Company )
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   Period from March 1, 1987 (Date of Inception of Development Stage)
                       to August 31, 1999

                                                     Capital in
                                    Common Stock     Excess of   Accumulated
                                 Shares      Amount  Par Value     Deficit


Balance March 1, 1987          4,778,023   $ 47,780  $ 707,718   $(932,938)
  (Date of inception of
  development stage)

Issuance of common stock for
  services at $.01 - 1988        337,548      3,375          -           -

Net operating loss for the
  year ended February 28, 1989         -          -          -      (3,375)

Issuance of common stock
  for payment of debt at $.25
  - July 2, 1991                 709,758      7,098    170,342           -

Contribution to capital -
  expenses paid by officers
  - 1999                               -          -      5,406           -

Issuance of common stock into
  escrow account for possible
  claims resulting from errors
  in records
  February 28, 1999              200,000      2,000     (2,000)          -

Net operating loss for the year
  ended February 28, 1999              -          -          -      (5,406)

Net Income (Loss) for the period
 ended May 31, 1999                    -          -          -           -

Net Income (Loss) for the period
 ended August 31, 1999                 -          -          -           -
                               ---------     ------    -------    --------
Balance August 31, 1999       $6,025,329   $ 60,253  $ 881,466   $(941,719)
                               =========    =======   ========    ========


The accompanying notes are an integral part of these financial statements.


                       PENN-AKRON CORPORATION
                   ( Development Stage Company )
                      STATEMENT OF CASH FLOWS
      For the Six Month Period Ended August 31, 1999 and 1998
  and the Period March 1, 1987 (Date of Inception of Development Stage)
                        to August 31, 1999
                                                                 Mar 1, 1987
                                           Aug 31,     Aug 31,       to
                                            1999        1998     Aug 31, 1999
                                           -------     -------  ------------

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net loss                             $     -     $     -    $ (8,781)

     Adjustments to reconcile net loss to
       net cash provided by operating
       activities

      Issuance of common stock for expenses     -          -       3,375
      Contributions to capital -
        expenses paid by officers               -          -       5,406
                                            -----      -----       -----
        Net Cash Used by Operations             -          -           -
                                            -----      -----       -----
CASH FLOWS FROM INVESTING
ACTIVITIES                                      -          -           -
                                            -----      -----       -----
CASH FLOWS FROM FINANCING
ACTIVITIES                                      -          -           -
                                            -----      -----       -----
     Net Increase (Decrease) in Cash            -          -           -

     Cash at Beginning of Period                -          -           -
                                            -----      -----       -----
     Cash at End of Period                $     -    $     -     $     -
                                            =====      =====       =====
NON CASH OPERATING ACTIVITIES

Issuance of  337,548 shares of common stock for services - 1988    $  3,375
                                                                     ------
Contribution to capital - expenses paid by officers - 1999         $  5,406
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

Income Taxes

On August 31, 1999, the Company had a net operating loss carry forward of $941,719. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in the stockholders. $241,075 of the loss carryforward has expired and the balance will expire beginning in years 2000 though 2020.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company has not engaged in any material operations in the period ending August 31, 1999, or since 1987. The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company. As of the date hereof, the Company has not executed any definitive, binding Plan or merger or reorganization, and there can be no assurance that such a Plan will ever be executed or that, if executed, such a transaction will be completed.

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

Results of Operations. The Company has had no operations since 1987. During the quarterly period covered by this Report, the Company had no assets or liabilities. The Company had a net loss for the six months ended August 31, 1999 of $0 compared to a net loss of $0 for the same period last year. The Company has a net loss carryforward of $(941,719) since inception.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Change in Securities

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matter to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K


     Exhibit No.     Description

     EX-27         Financial Data Schedule


(a)Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the first quarter ended August 31, 1999.

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