Form 10KSB/A
period 1999-02-28
PENN AKRON CORP
filed 2000-04-10
CIK 748210

PENN-AKRON CORPORATION
             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                         FORM 10-KSB/A

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  February 28, 1999

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

     Commission File number:  0-12597

                      PENN-AKRON CORPORATION
        (Exact name of registrant as specified in charter)

     Delaware                           11-1843262
State or other jurisdiction of      (I.R.S. Employer I.D. No.)
 incorporation or organization

5882 South 900 East, Suite 202, Salt Lake City, UT     84121
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  801 269-9500

Securities registered pursuant to section 12 (b) of the Act:
None

Securities registered pursuant to section 12 (g ) of the Act:
Common Stock, Par Value $.01

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes [X]   No [ ]               (2)  Yes [X]    No [  ]

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

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements are included in this report:

     Report of Andersen, Andersen & Strong, Certified Public
Accountants

     Balance Sheets as of February 28, 1999, February 29, 1998
and February 28, 1997

     Statements of Operations for years ended February 28, 1999,
1998 and 1997 and the period from March 1, 1987 to February 28,
1999

     Statements of Changes in Stockholders' Equity for the period from March 1, 1987 to February 28, 1999

     Statements of Cash Flows for the years ended February 28, 1999, 1998 and 1997 and the period from March 1, 1987 to February
28, 1999

     Notes to Financial Statements



Board of Directors
Penn-Akron Corporation
Salt Lake City, Utah

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Penn-Akron Corporation (development stage company) at February 28, 1999, February 28, 1998 and February 28, 1997 and the statements of operations, stockholders' equity, and cash flows for the years ended February 28, 1999, 1998 and 1997 the period March 1, 1987 (date of inception of development stage) to February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn-Akron Corporation at February 28, 1999, February 28, 1998 and February 28, 1997 and the results of operations and cash flows for the years ended February 28, 1999, 1998 and 1997 and the period March 1, 1987 (date of inception of development stage) to February 28, 1999, in conformity with generally accepted accounting principles.

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


/s/ Anderson, Anderson & Strong

July 29, 1999
Salt Lake City, Utah


                      PENN-AKRON CORPORATION
                  ( Development Stage Company )
                          BALANCE SHEET
     February 28, 1999, February 28 1998 and February 28, 1997

                                   Feb 28,   Feb 28,   Feb 28,
                                    1999      1998      1997
                                   -------   -------   -------
ASSETS

CURRENT ASSETS
 Cash                            $    -    $     -   $     -
                                  --------  --------  --------
     Total Current Assets         $    -    $     -   $     -
                                  ========  ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                 $    -   $     -   $      -
                                   -------  --------  --------
   Total Current Liabilities           -         -          -
                                   -------  --------  --------
STOCKHOLDERS' EQUITY

 Common stock
       10,000,000 shares authorized,
       at $0.01 par value;
       6,025,329 shares issued
       and outstanding - Note 3     60,253    60,253    60,253

  Capital in excess of par value   881,466   876,060   876,060

 Accumulated deficit - Note 1    (941,719) (936,313) (936,313)
                                  --------  --------  --------
   Total Stockholders'
     Equity (Deficiency)          $     -   $     -    $     -
                                  --------  --------  --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $     -   $      -   $       -
                                 ========  =========  =========

  The accompanying notes are an integral part of these financial statements.

                      PENN-AKRON CORPORATION
                  ( Development Stage Company )
                     STATEMENTS OF OPERATIONS
      For the Years Ended February 28, 1999, 1998 and 1997
                   and the Period March 1, 1987
  (Date of Inception of Development Stage) to February 28, 1999


                                                    Mar 1, 1987
                         Feb 28,   Feb 28,  Feb 28,  (Note 1) to
                          1999      1998     1997    Feb 28, 1999
                         -------   -------  -------  -----------

REVENUES                 $    -    $    -   $    -    $    -

EXPENSES                   5,406        -        -      8,781
                          ------    ------   ------    -------
NET LOSS                 $(5,406)  $    -   $    -    $(8,781)
                          ======    ======   ======    ======

NET LOSS PER COMMON SHARE

 Basic                  $    -    $    -   $    -
                          ======    ======   ======

AVERAGE OUTSTANDING SHARES

 Basic                6,025,329  6,025,329  6,025,329
                       =========  =========  =========




  The accompanying notes are an integral part of these financial statements.

                     PENN-AKRON   CORPORATION
                  ( Development Stage Company )
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period from March 1, 1987 (Date of Inception of Development
            Stage) to February 28, 1999

                                        Capital in
                       Common Stock     Excess of   Accumulated
                   Shares      Amount   Par Value     Deficit


Balance
March 1, 1987      4,778,023   $ 47,780  $ 707,718   $(932,938)
(Date of inception of
 development stage)
 Note 1

Issuance of common
 stock for services
 at $.01 - 1988      337,548      3,375          -           -

Net operating loss
 for the year ended
 February 28, 1989         -          -          -      (3,375)

Issuance of common
 stock for payment
 of debt at $.25
 - July 2, 1991      709,758      7,098    170,342           -

Contribution to
 capital - expenses
 paid by officers
 - 1999                    -          -      5,406           -

Issuance of common
 stock into escrow
 account for possible
 claims resulting
 from errors in records
 - Note 3            200,000      2,000     (2,000)          -

Net operating loss for
 the year ended
 February 28, 1999         -          -          -      (5,406)
                    ---------     ------    -------     -------
Balance
 February 28, 1999  6,025,329   $ 60,253  $ 881,466   $(941,719)
                    =========    =======   ========    ========


  The accompanying notes are an integral part of these financial statements.


                      PENN-AKRON CORPORATION
                  ( Development Stage Company )
                     STATEMENT OF CASH FLOWS
       For the Years Ended February 28, 1999, 1998 and 1997
 and the Period March 1, 1987 (Date of Inception of Development
                 Stage) to February 28, 1999
                                                     Mar 1, 1987
                      Feb 28,   Feb 28,   Feb 28,   (Note 1) to
                        1999      1998      1997     Feb 28, 1999
                       -------   -------   -------   -----------

CASH FLOWS FROM
OPERATING ACTIVITIES

 Net loss             $(5,406)  $    -     $     -    $(8,781)

 Adjustments to
  reconcile net loss
  to net cash provided
  by operating activities

   Issuance of common
    stock for expenses       -        -           -      3,375
   Contributions to capital
    - expenses paid
    by officers          5,406        -           -      5,406
                         -----     -----       -----    ------
  Net Cash Used by
   Operations                -        -           -         -
                         -----     -----       -----    ------
CASH FLOWS FROM INVESTING
ACTIVITIES                   -        -           -         -
                         -----     -----       -----    ------
CASH FLOWS FROM FINANCING
ACTIVITIES                   -        -           -         -
                         -----     -----       -----    ------
 Net Increase (Decrease)
   in Cash                   -        -           -         -

 Cash at Beginning
   of Period                 -        -           -         -
                         -----     -----       -----    ------
 Cash at End of
   Period             $     -    $    -     $     -    $     -
                        =====      =====      =====     ======
NON CASH OPERATING ACTIVITIES

 Issuance of 337,548 shares of common stock
     for services - 1988                               $ 3,375
                                                        ------
 Contribution to capital - expenses paid
     by officers - 1999                                $ 5,406
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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards
No. 130. The adoption of this standard had no impact on the total stockholder's equity on February 28, 1999.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Index. The following exhibits are furnished with this report:

Exhibit No.     Description

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the fourth quarter ended February 28, 1999.

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