Form 10KSB40
period 2000-02-28
PENN AKRON CORP
filed 2000-05-30
CIK 748210

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-KSB
                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended February 28, 2000

                         ------------------------------

                           Commission File No. 0-12597

                             PENN-AKRON CORPORATION

                              A Nevada Corporation
                  (IRS Employer Identification No. 11-1843262)
                     1355 Terrell Mill Road, Building #1466
                             Marietta, Georgia 30067
                                 (770) 541-0030

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

                                      None

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                          Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended February 28, 2000:  $-0-

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant (26,108,202 shares), computed using the closing price as reported on the OTC Bulletin Board operated by Nasdaq for the issuer's common stock on May 24, 2000, was $78,324,606. For purposes of this response, officers, directors, and holders of 5% or more of the issuer's Common Stock are considered affiliates of the issuer.

The number of shares outstanding of the registrant's Common Stock, as of May 24, 2000: 29,500,542 shares of $.01 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are the Company's reliance on a small number of customers for a larger portion of its revenues, fluctuations in its quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section below.

                                     PART I

ITEM 1.   BUSINESS.

HISTORY AND ORGANIZATION

Penn-Akron Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 7, 1953, under the name "Erie Reinforced Plastic Pipe Company" with authorized common stock of 4,000,000 shares at a par value of $.05. During 1957, the Company changed its name to "Penn-Akron Corporation" and on May 25, 1973, the Company increased its authorized common stock to 10,000,000 shares at the same par value. On March 7, 1984, the Company reduced the par value to $.01. On June 1, 1983, the Company initiated a one-for-ten reverse stock split.

The Company was originally incorporated for the purpose of manufacturing plastic pipe, but discontinued these operations in 1973 after a Chapter 11 bankruptcy proceeding was filed on May 27, 1971 in the United States Bankruptcy Court for the District of Connecticut. The Bankruptcy Court discharged the Company on October 11, 1978. The Company was dormant from approximately 1973 until 1984.

On April 11, 1984, the Company's management formed a wholly-owned subsidiary Subpac, Inc. ("Subpac"), a Texas corporation, to facilitate the acquisition of Petroleum Basins Exploration, Inc. ("PBE"), a Nevada corporation. On May 3, 1984, the Company and Subpac entered into a reorganization agreement with PBE whereby Subbpac was merged into PBE, with PBE being the surviving corporation. PBE's former shareholders received one share of the Company's Common Stock for each seven shares of PBE stock tendered.

From 1984 until approximately March 1, 1987, the Company and its wholly-owned subsidiary, PBE, were engaged in the business of oil and gas exploration, development and production. The prices for oil and gas declined and the Company could not afford to continue its oil and gas exploration activities. The oil and gas properties of the Company were leased to other entities. The Company was unable to renew these leases once they expired. The Company's inability to renews its leases caused the Company to go into inactivity. The Company was statutorily dissolved by the State of Nevada in March 1987.

In May 1999, Capital Consulting of Utah, Inc. ("Capital") paid 25,000 to the former officers and directors of the Company for a release of any debts owned by Capital to the Company. At that time, Fred Attaya, the sole officer and sole director of the Company resigned as an officer and director of the Company and appointed John Chymboryk as the sole officer and director.

In September 1999, Mr. Chymboryk resigned from all of his positions with the Company and appointed Curtis Olsen as director, President and Chief Executive Officer, Secretary and Treasurer of the Company. In October 1999, Mr. Olsen appointed Allison Olsen as a director, Secretary and Treasurer and appointed Michael Olsen as a director and Vice President.; thus constituting the then-current management of the Company

RECENT EVENTS

Pursuant to a Merger Agreement (the "Merger Agreement") dated as of March 23, 2000, between Spherus Technologies, Inc. ("Spherus"), a Georgia corporation, and the Company, all of the outstanding shares of common stock of Spherus were converted on April 14, 2000 into the right to receive consideration in the amount of 12,319,461 shares of the Company's Common Stock in a transaction in which the Company continued as the surviving corporation and the separate corporate existence of Spherus ceased. The Company is now doing business under the name globalseer.com. The 12,319,461 shares of the Company's Common Stock offered to the Spherus Shareholders represents approximately forty-two percent (42%) of the outstanding Common Stock of the Company following the transaction.

Prior to the effectiveness of the Merger, the Company had an aggregate of 17,181,081 shares of Common Stock $0.01 par value, outstanding. Upon effectiveness of the merger on April 14, 2000, the Company had an aggregate of 29,500,542 shares of Common Stock outstanding.

Pursuant to the Merger Agreement, the former directors of the Company resigned after appointing a new board of directors. Pursuant to the Merger Agreement, three (3) seats (or three/fifths of available seats if there are more than 5 seats) on the initial Board of Directors of globalseer.com were selected by the Spherus Board of Directors. The officers of Spherus are now the officers of globalseer.com and the Company's then-current management resigned from their positions. See "Management" below.

As of April 14, 2000, the Company is now doing business as globalseer.com, a publicly traded (OTCBB:PNAC) company providing single-source, media-technology and curriculum-enhancement solutions to schools. Globalseer.com is a technology driven company that specializes in delivering educational content to school classrooms. Globalseer.com provides media-technology and curriculum enhancement solutions to kindergarten through twelfth grade public and private schools. Additionally, globalseer.com is positioning itself to provide new and expanded sources of educational content and other learning services to both higher education and corporate training environments.

The original concept for globalseer.com was established in 1998 under the name Spherus Technologies, Inc. (hereinafter "globalseer.com") in response to a request from the Metro Regional Educational Services Agency ("MRESA") in Atlanta (a division of the Georgia Department of Education) for specialized video curriculum enhancement for their schools. The resulting comprehensive suite of products and services provided "on-demand" video and was referred to as the MRESAnet 2000 project. In 1999, the MRESAnet project was awarded approximately $22 million dollars from the federal government. In 1999, globalseer.com recorded $20,097,000 in gross revenues resulting from its work for the MRESAnet project.

The pilot project was implemented in 192 schools within MRESA's jurisdiction. Stage 1 of the project was completed in 1999 with Stages 2 and 3 anticipated to be completed over the next several years. Although globalseer.com will maintain responsibility for continuity and contract fulfillment for the MRESAnet project we have contracted with Lynxus, Inc. to coordinate, manage and administer performance of the installation of the network components to the MRESA schools. Our primary focus is to replicate the model we developed for the MRESAnet project for use in additional school systems in Georgia and different parts of the United States. The system model created for the project is capable of providing direct to-the-classroom lesson planning tools, with an accompanying library of supplemental curriculum-enhancement content.

GLOBALSEER.COM

Globalseer.com plans to become a comprehensive educational technology integrator, providing single-source, media-technology and curriculum-enhancement solutions to educators, students, government agencies, and businesses. Our resources include a variety of learning enhancement tools, educational materials, video libraries, programs and multimedia resources. We can provide turnkey systems including equipment, networks, training and support; delivering curriculum-enhancing multimedia content and lesson planning tools directly to the classroom. We believe that industry leaders must partner with educators and school officials at all levels in order to bring new and improved learning capabilities to the classroom. Teachers must be free to teach without burdensome technological encumbrances and students must have ready access to effective learning resources to be prepared for the 21st century marketplace. Additionally, school administrators must be able to optimize budget dollars to improve the quality of education everywhere. We can provide schools with extraordinary learning content, cutting edge technology, and point-and-click simplicity through the model project we developed for MRESAnet. We plan to eventually package and develop our own Internet content in conjunction with other media providers. We plan on providing a "virtual library" of educational material and training tools to our customers, available at the click of a mouse. We represent an innovative approach to comprehensive educational communications requirements through our consortium of associated technology providers. It is our goal to provide full-spectrum, leading-edge, multi-user Internet working solutions to the educational community. In addition to the obvious technological proficiencies, the unique offering that we bring to the marketplace also includes:

         -        Collective Marketing
         -        Single Point-of-Sale
         -        Needs Survey and Analysis
         -        Integrated Component Supply
         -        Turn-key Project Implementation
         -        Technical and End-user Training
         -        Consolidated Billing
         -        Single-point Customer Support

APPLICATIONS/FUNCTIONS
We utilize the collective capabilities of major communications-related companies, and provide a single point of contact for analysis, planning, coordination, implementation and support of our services. Some of the combined Internet working products and solutions, which we provide and/or facilitate, are:

         -        Virtual Global Libraries
         -        Streaming Audio and Video
         -        Lesson Planning Tools/Applications
         -        Tutorial Planning Tools/Applications
         -        Video Conferencing
         -        Virtual Classrooms and Distance Learning
         -        Interactive Training
         -        News Feeds - Multimedia
         -        Electronic Management/Administration

SERVICES/PRODUCTS

We also currently provide and/or facilitate, or plan to provide and/or facilitate, the following services and products as part of our turnkey video-on-demand educational network:

         -        Needs Analysis and Evaluation
         -        Consulting and Design
         -        Customer/Technical Support
         -        Communications Access and Transport
         -        Website Location and Functionality
         -        Fiber optic/Conventional Infrastructure Cabling
         -        Wireless Data-nets
         -        Global Satellite Links
         -        Multimedia Servers

GROWTH STRATEGY

Our present growth strategy for the globalseer.com network is:

         - growth through innovative outsourcing of the primary sales functions through regionalized or localized independent contractors, who can enhance and further our business goals
         - growth through direct sales in cases where specific learning sales opportunities are evident
         - growth through relational channels resulting from established relationships with various industry connections
         - growth through opportunistic strategic alliances, joint ventures and/or mergers with industry related companies who can augment, enhance and/or further our business goals
         - eventually expanding our network beyond the education arena into business and commercial environments

OUTSOURCING

We rely on a number of subcontractors and vendors in connection with the delivery of our service. In addition to proprietary methodology, we bundle the products and services of vendors to satisfy our customers' needs.

EMPLOYEES

As of February 28, 2000 the Company had no employees since discontinuing its operations. We currently have three full time employees and four consultants, in addition to our subcontractors, through whom we presently deliver most of our services.

RISK FACTORS

In addition to the other information contained in this Report, the following risks should be considered carefully in evaluating the Company and its business.

OUR SUCCESS DEPENDS UPON THE SUCCESSFUL DEVELOPMENT OF NEW SERVICES AND FEATURES IN THE FACE OF RAPIDLY EVOLVING TECHNOLOGY.

Our market is characterized by rapidly changing technologies, frequent new service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of our network. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new features, content or network services. In addition, our new enhancements must meet the requirements of our current and prospective users and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructure to adapt to these changes.

WE HAVE AN UNPROVEN BUSINESS MODEL AND A LIMITED OPERATING HISTORY.

Because our current operating business, operating under the name globalseer.com, was established in 1998 and did not commence material operations until 1999, we have a limited operating history on which investors can base an evaluation of our business and prospects. Our income potential is unproven and our business model is unique and will continue to evolve.

An investor in our common stock must carefully consider the risks and difficulties frequently encountered by companies in an early stage of development, as well as the risks we face due to our participation in a new and rapidly evolving market. Our business strategy may not be successful and we may not successfully overcome these risks.

WE EXPECT OUR QUARTERLY FINANCIAL RESULTS TO FLUCTUATE AND OUR EARLY STAGE OF DEVELOPMENT LIMITS OUR ABILITY TO PREDICT REVENUES AND EXPENSES PRECISELY.

Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that might cause quarterly fluctuations in our operating results include the factors described in the subheadings below. To respond to these and other factors, we may need to make business decisions that could impact our quarterly operating results. Most of our expenses, such as lease payment obligations, employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below our expectations we could not proportionately reduce our operating expenses for that quarter. Therefore, this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter. Consequently, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and should not be viewed as indicators of our future performance. In addition, during future periods our quarterly or annual operating results may fail to meet the expectations of securities analysts or investors. In this case the trading price of our common stock would likely decrease.

OUR BUSINESS AND FUTURE REVENUE GROWTH WILL SUFFER IF WE FAIL TO RETAIN AND GROW OUR CUSTOMER BASE.

The success of our business will depend on our ability to add customers. Our ability to grow our customer base depends largely on our ability to deploy our network to additional schools. If we are unable to rapidly deploy our network to a large number of additional schools, we will not be able to grow our core school user base, and our ability to generate revenue and implement our strategy will be limited.

WE ARE DEPENDENT ON THIRD PARTIES TO DEPLOY OUR NETWORK AND SUPPORT IT ONCE INSTALLED.

We plan to rapidly deploy our network to additional schools across the country. We have used, and plan to continue to use, third parties such as The Network Connection, Inc., Extreme Networks, OneWeb Systems and Lynxus, Inc. to install and support the globalseer.com network in each school. Any changes in the third parties we contract with to install and support our network could cause delays in the deployment of the globalseer.com network and any inability to install schools according to our plan could limit or eliminate revenue generated from possible sponsorships, e-commerce and network services. Further, if we do need to hire substitute or additional third-party installers of our network we cannot assure you that we will be able to do so on terms as favorable as our current arrangements, or at all, which could result in higher installation costs to us as well as potential delays in our deployment.

We also rely on third parties to provide the majority of support necessary to maintain the globalseer.com network once installed. Any inability to maintain or delays to the maintenance of this equipment could lead to lower revenue.

REGULATORY AND LEGAL ISSUES SPECIFIC TO THE INTERNET.

The Internet is the subject of an increasing number of laws and regulations. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. In addition, these new laws have not yet been interpreted by the courts, and consequently their applicability and reach are not defined. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property is not clearly defined.

SCHOOLS MAY USE ALTERNATIVE MEANS TO ACQUIRE INTERNET ACCESS, WHICH COULD REDUCE OUR POTENTIAL CUSTOMER BASE AND MAY LEAD TO LOWER THAN EXPECTED REVENUES.

An immediate attraction of our network is immediate access to media via the Internet. However, for a variety of reasons, schools may decide to use other methods to acquire Internet access. If schools decide to use means other than deployment of our network, it will limit our user base, and consequently we will have lower than expected revenues.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED.

We expect to use existing cash for general corporate purposes, including expanding our sales and marketing activities, continuing investments in technology and product development and other capital expenditures, as well as working capital and other corporate expenses. Our cash requirements are large and depend on several factors, including cash outflows due to lease obligations, the rate of expansion of our school base, the availability of equipment leases on competitive terms, our success in generating revenues, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.

Tampa Bay Financial, Inc., a large shareholder, has provided capital to us in the last few months. Except as provided in the Merger Agreement, Tampa Bay Financial, Inc. is not obligated to make additional capital available to us.

WE ARE DEPENDENT ON THE CONTINUED GROWTH IN USE AND POPULARITY OF OUR NETWORK AND THE INTERNET BY OUR USERS AND OUR ABILITY TO SUCCESSFULLY ANTICIPATE THE FREQUENTLY CHANGING TASTES OF OUR USERS.

Our business is unlikely to be successful if the popularity of the Internet and related media in schools as an educational tool and among students in general does not continue to increase. Even if the popularity of the Internet and related media does increase, the success of our network in particular depends on our ability to anticipate and keep current with the frequently changing preferences of our users. Any failure on our part to successfully anticipate, identify or react to changes in styles, trends or preferences of our users would lead to reduced interest in and use of the globalseer.com network. Moreover, the globalseer.com brand could be eroded by misjudgments in service offerings or a failure to keep our content current with the evolving preferences of our audience.

WE MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER OUR NETWORK.

We may be subject to claims relating to content that is published on or downloaded from the globalseer.com network. Such claims might include defamation or trademark infringement and may involve costs to defend potential claims or to indemnify us for all liability that may be imposed. In addition, any claims like this, with or without merit, could require us to change our network in a manner that could be less attractive to our customers and would result in the diversion of our financial resources and management personnel.

WE MAY NOT BE ABLE TO DELIVER VARIOUS SERVICES IF THIRD PARTIES FAIL TO PROVIDE RELIABLE SOFTWARE, SYSTEMS AND RELATED SERVICES TO US.

We are dependent on various third parties for software, systems and related services. Several of the third parties that provide software and services to us have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users may suffer due to the failure of these third parties to provide reliable software, systems and related services to us. Additionally, we make seek to contract with alternative third parties to the ones we have formerly used, which may or may not have a negative effect on our operations.

FAILURE TO MANAGE THE GROWTH OF OUR OPERATIONS COULD HARM OUR BUSINESS AND STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

We plan to expand our operations. We anticipate that further significant expansion will be required to grow our customer base if we are to be successful in implementing our business strategy. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would suffer.

THE LOSS OF KEY PERSONNEL MAY HURT OUR ABILITY TO OPERATE OUR BUSINESS EFFECTIVELY.

Our success depends to a significant degree upon the continued contributions of the principal members of our sales and management departments, many of whom perform important management functions and would be difficult to replace. The loss of the services of any key personnel, particularly senior management, could seriously harm our business.

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES.

We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to deploy the globalseer.com network in a timely fashion or to support our users and operations. Recruiting qualified personnel is an intensely competitive and time-consuming process.

ITEM 2.  DESCRIPTION OF PROPERTY.

As of February 28, 2000, the Company did not maintain any office nor did it own any property.

ITEM 3.  LEGAL PROCEEDINGS.

In 1999, Spherus contracted with Metropolitan Regional Educational Services Agency ("MRESA") to install Internet and satellite-based multimedia equipment and systems in public schools in three annual phases (the "MRESA Agreement"). In late 1999 Spherus subcontracted all the work to be done under the MRESA Agreement to Lynxus, Inc. ("Lynxus")(the "Lynxus Agreement"). Lynxus completed Phase I of the MRESA Agreement, but Lynxus did not receive full payment. In late 1999, a dispute arose over the continuation of Spherus' participation under the MRESA Agreement. MRESA low level management decided to transfer the remaining Phase II and Phase III work directly to Lynxus. Although this decision was published on MRESA's Website no action was taken by MRESA to terminate the MRESA Agreement.

In January 2000, Lynxus sued Spherus in the State Court of Fulton County for breach of contract and demanded damages in the approximate amount of $1,050,000. Spherus counter-claimed for tortious interference with contract. At approximately the same time, Spherus demanded mediation of its claims against MRESA for breach of contract and for debt repayment. The MRESA Agreement provided that disputes were subject to arbitration and that mediation was a condition precedent to such arbitration.

On April 25, 2000, counsel for Spherus, Lynxus and MRESA signed an agreement reinstating both the MRESA Agreement and the Lynxus Agreement and providing for interpretations to govern future implementation of the MRESA Agreement and certain modifications to the Lynxus Agreement. The parties agreed that Lynxus would be paid the claimed debt (already reduced by Spherus' voluntary partial payment of $250,000) with funds due to Spherus from MRESA. Phases II and III are now set to go forward to completion. Spherus withdrew its demand for mediation against MRESA and the suit and countersuit were dismissed by the parties without prejudice.

Other than those proceedings discussed above, there are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority. There are no material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter ended February 28, 2000 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.       MARKET INFORMATION

During the past several years there has been no established trading market for the Company's common stock. After the effectiveness of the Merger Agreement, the Company's common stock is listed and may be traded on the OTC Bulletin Board operated by NASDAQ under the symbol "PNAC."

B.       HOLDERS OF COMMON STOCK

As of May 24, 2000, the number of holders of record of the Company's common stock was 1,457.

C.       DIVIDENDS

Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

D.       RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to the Merger Agreement, all of the outstanding shares of common stock of Spherus were converted into the right to receive aggregate consideration in the amount of 12,319,461 shares of the Company's Common Stock in a transaction in which the Company continued as the surviving corporation and the separate corporate existence of Spherus ceased. The 12,319,461 shares of the Company's Common Stock offered to Spherus shareholders represented approximately forty-two percent (42%) of the outstanding common stock of the Company subsequent to the Merger. The Company has not filed a registration statement with the Securities and Exchange Commission for the issuance of the Company's Common Stock to the shareholders of Spherus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this Report.

OVERVIEW

The Company is now doing business as globalseer.com, providing single-source, media-technology and curriculum-enhancement solutions to schools. Globalseer.com is a technology driven company that specializes in delivering educational content to school classrooms. Globalseer.com provides media-technology and curriculum enhancement solutions to kindergarten through twelfth grade public and private schools. Additionally, globalseer.com is positioning itself to provide new and expanded sources of educational content and other learning services to both higher education and corporate training environments.

The original concept for globalseer.com was established in 1998 under the name Spherus Technologies, Inc. (hereinafter "globalseer.com") in response to a request from the Metro Regional Educational Services Agency ("MRESA") in Atlanta (a division of the Georgia Department of Education) for specialized video curriculum enhancement for their schools. The resulting comprehensive suite of products and services provided "on-demand" video and was referred to as the MRESAnet 2000 project. In 1999, the MRESAnet project was awarded approximately $22 million dollars from the Federal Government. In 1999, globalseer.com recorded $20,097,000 in gross revenues resulting from its work for the MRESAnet project.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2000, the Company had no operations and no assets or liabilities.

RESULTS OF OPERATIONS

As of February 28, 2000, the Company's only activity has involved the investigation of potential business opportunities.

RECENT EVENTS

On April 14, 2000 Spherus, currently d/b/a globalseer.com, merged with and into the Company. Pursuant to the merger transaction, all outstanding shares of Spherus were converted into the right to receive consideration from the Company in the amount of 12,319,461 shares of the Company's Common Stock.

The following table sets forth selected pro forma financial data of the Company and Spherus as of December 31, 1999, giving effect to the merger transaction, as if it had occurred on such date, which data has been derived from the pro forma financial statements of the Company, filed on Form 8-K with the Securities and Exchange Commission on April 14, 2000. The pro forma financial statements of the Company have been audited by Andersen, Andersen & Strong, L.C., independent certified public accountants. This selected pro forma financial data is presented for information purposes only and is not necessarily indicative of the financial position and results of operations that would have been achieved had the merger been completed as of the dates indicated and is not necessarily indicative of the Company's future financial position or results of operation.

As of December 31, 2000
(in thousands, except per share data)                ----------    ------------    ------------  -----------
                                                     Penn-Akron     Spherus        Pro Forma      Pro Forma
                                                                   Technologies    Adjustments    Financial
                                                                                                  Statements
                                                     ----------    ------------    -----------   -----------
Balance Sheet Data:
 Assets:
    Accounts receivable                               $  --         $ 3,981         $ --           $3981
    Other receivables                                    --              25           --              25
    Prepaid maintenance and training costs               --             640           --             640
    Other assets                                         --             265           --             265
                                                      -----         -------         ----         -------
Total Assets                                          $  --         $ 4,911           --         $ 4,911
                                                      =====         =======         ====         =======

Liabilities and Stockholders' Equity
     Liabilities:
     Accounts payable                                     1           3,860           --           3,861
     Accrued liabilities                                 --             665           --             665
     Deferred maintenance and training revenue           --             640           --             640
                                                      -----         -------         ----         -------
Total Liabilities                                         1           5,165           --           5,166
                                                      -----         -------         ----         -------

Stockholders' equity:
     Common stock                                        60              --           97             157
    Paid in capital                                     882              --          (97)            785
    Retained earnings                                  (943)           (254)          --          (1,197)
                                                      -----         -------         ----         -------
Total stockholders' equity                               (1)           (254)          --            (255)
                                                      =====         =======         ====         =======

Total liabilities and stockholders' equity            $  --         $ 4,911         $ --         $ 4,911

                                                     =========     ============    ============  ===========
(in thousands, except per share data)                ----------    ------------    ------------  -----------
                                                     Penn-Akron     Spherus        Pro Forma      Pro Forma
                                                                   Technologies    Adjustments    Financial
                                                                                                  Statements
                                                     ----------    ------------    -----------   -----------
Statement of Income Data:
Revenues                                              $  --         $20,098           --         $20,098
Direct costs                                             --          18,092           --          18,092
                                                      -----         -------         ----         -------
Gross Profit                                             --           2,006           --           2,006
Other expenses                                           (5)          2,251           --           2,251
                                                      -----         -------         ----         -------
                                                          5            (250)          --            (245)
Loss before provision for income taxes

Provision for income taxes                               --              --           --              --
                                                      =====         =======         ====         =======

Net income                                                5            (250)          --            (245)
                                                      =====         =======         ====         =======



ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed with this Report:

         Report of Andersen, Andersen & Strong, Independent Certified Public Accountants.

         Balance Sheets at February 28, 2000.

         Statement of Operations for the years ended February 28, 2000 and 1999.

         Statement of Changes in Stockholders' Equity for the years ended February 28, 2000 and 1999.

         Statement of Cash Flows for the years ended February 28, 2000 and 1999.

         Notes to Financial Statements.

Board of Directors
Penn-Akron Corporation
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Penn-Akron Corporation (development stage company) at February 29, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended February 29, 2000, and 1999 the period March 1, 1987 (date of inception of development stage) to February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penn-Akron Corporation at February 29, 2000 and the results of operations and cash flows for the years ended February 29, 2000, and 1999 and the period March 1, 1987 (date of inception of development stage) to February 29, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for any of its future planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Andersen, Andersen & Strong, LC

April 25, 2000
Salt Lake City, Utah

                             PENN-AKRON CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                FEBRUARY 29, 2000

================================================================================

ASSETS

CURRENT ASSETS

   Cash                                                           $      --
                                                                  ---------

   Total Current Assets                                           $      --
                                                                  =========

LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES

   Accounts payable                                               $     800
                                                                  ---------

      Total Current Liabilities                                         800

STOCKHOLDERS' EQUITY

   Common stock
       10,000,000 shares authorized, at $0.01 par value;
       6,025,329 shares issued and outstanding - Note 3              60,253

     Capital in excess of par value                                 882,216

   Accumulated deficit - Note 1                                    (943,269)
                                                                  ---------

      Total Stockholders' Equity  (Deficiency)                         (800)

                                                                  $      --
                                                                  =========


   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION
                          ( DEVELOPMENT STAGE COMPANY )
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 29, 2000, AND 1999
                          AND THE PERIOD MARCH 1, 1987
          (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO FEBRUARY 29, 2000

================================================================================

                                                                        MAR 1, 1987
                               FEB 29,               FEB 28,            (NOTE 1) TO
                                 2000                 1999              FEB 29, 2000
                             ------------          -----------          -----------
REVENUES                     $        --           $        --           $     --

EXPENSES                           1,550                 5,406             10,331
                             -----------           -----------           --------

NET LOSS                     $    (1,550)          $    (5,406)          $(10,331)
                             ===========           ===========           --------



NET LOSS PER COMMON
   SHARE

   Basic                     $        --           $        --
                             -----------           -----------


AVERAGE OUTSTANDING
   SHARES

     Basic                                           6,025,329          6,025,329
                                                   -----------         ----------












   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION
                          ( DEVELOPMENT STAGE COMPANY )
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       PERIOD FROM MARCH 1, 1987 (DATE OF INCEPTION OF DEVELOPMENT STAGE)
                              TO FEBRUARY 29, 2000

================================================================================

                                                                                   CAPITAL IN
                                                                COMMON STOCK        EXCESS OF     ACCUMULATED
                                                          SHARES        AMOUNT      PAR VALUE        DEFICIT
                                                          ------        ------      ---------        -------
BALANCE MARCH 1, 1987 (date of inception                4,778,023      $47,780      $ 707,718       $(932,938)
        of development stage) -  Note 1

Issuance of common stock for services
     at $.01 - 1988                                       337,548        3,375             --             --

Net operating loss for the year ended
     February 28, 1989                                        --            --              --        (3,375)

Issuance of common stock for payment
    of debt at $.25  - July 2, 1991                       709,758        7,098        170,342              --

Contribution to capital - expenses paid                        --           --          5,406
     by officers - 1999

Issuance of common stock into escrow
   account for possible claims resulting
   from errors in records - Note 3                        200,000        2,000         (2,000)             --


Net operating loss for the year
     ended February 28, 1999                                   --           --             --          (5,406)

Contribution to capital - expenses-related parties             --           --            750              --

Net operating loss for the year
   ended February 29, 2000                                     --           --             --          (1,550)


BALANCE FEBRUARY 29, 2000                               6,025,329      $60,253      $ 882,216       $(943,269)
                                                       ==========      =======      =========       =========




   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED FEBRUARY 29, 2000, AND
              1999 AND THE PERIOD MARCH 1, 1987 (DATE OF INCEPTION
                              OF DEVELOPMENT STAGE)
                              TO FEBRUARY 29, 2000

================================================================================



                                                                                                                MAR 1, 1987
                                                                             FEB 29,            FEB 28,           ( NOTE 1)
                                                                              2000               1999          TO FEB 29, 2000
                                                                            ---------          --------        --------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                                  $(1,550)          $(5,406)          $(10,331)

   Adjustments to reconcile net loss to
      net cash provided by operating
      activities

         Change in accounts payable                                              800                --                800
         Issuance of common stock for expenses                                    --                --              3,375
         Contributions to capital - expenses paid by officers                    750             5,406              6,156


          Net Cash Used  by  Operations                                           --                --                 --
                                                                             -------           -------           --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                                     --                --                 --
                                                                             -------           -------           --------

CASH FLOWS FROM FINANCING
   ACTIVITIES
                                                                             -------           -------           --------

   Net Increase (Decrease) in Cash                                                --                --                 --

   Cash at Beginning of Period                                                    --                --                 --
                                                                             -------           -------           --------

   Cash at End of Period                                                     $    --           $    --           $     --
                                                                             =======           =======           ========



NON CASH OPERATING ACTIVITIES

    Issuance of  337,548 shares of common stock for services - 1988                                               $ 3,375
                                                                                                                 --------
   Contribution to capital  - expenses paid by officers - 1999                                                      6,156
                                                                                                                 --------


   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

================================================================================


1. ORGANIZATION

The Company was incorporated under the laws of the state of Delaware on December 12, 1953 under the name "Erie Reinforced Plastic Pipe Company" with authorized common stock of 4,000,000 shares at a par value of $.05. During 1957 the name was changed to "Penn-Akron Corporation" and on May 25, 1973 the authorized common stock was increased to 10,000,000 shares at the same par value and on March 7, 1984 the par value was reduced to $0.01. The Company's principal business was the operation of is wholly-owned subsidiary, Eagle Lock Corporation, which was engaged in the the manufacturing of auxilliary locks. On May 27, 1971, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code. On October 31, 1978, the Company emerged from bankruptcy and remained inactive until 1984 when the Company formed a wholly owned subidiary to engage in the business of oil and gas exploration. During 1987 the Company lost its remaining assets and ceased operations and has since been inactive. On June 20, 1983 the Company completed a reverse common stock split 10 shares of outstanding stock for one share. This report has been prepared showing after stock split shares from inception.

The company is considered to have been in the development stage since March 1, 1987.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On February 29, 2000, the Company had a net operating loss carry forward of $943,269. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in the stockholders. $241,075 of the loss carryforward has expired and the balance will expire beginning in years 2000 though 2021.

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

                              PEN-AKRON CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

================================================================================


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on June 30, 1999.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

                             PEN-AKRON CORPORATION
                          (DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

================================================================================


4.  GOING CONCERN

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

5.  SUBSEQUENT EVENTS

On March 13, 2000 the Corporation changed its domicile from the state of Delaware to Nevada and changed its authorized common capital stock from 10,000,000 shares with a par value of $.01 to 100,000,000 shares with a par value of $.001 and as part of the change the Company completed a forward stock split of 1.75 shares for each outstanding share.

On March 14, 2000 the Company acquired commercial property valued at $2,800,000 by the issuance of 4,500,000 post split shares of the Company and the assumption of a mortgage of $800,000.

On March 24, 2000 the Company acquired all the outstanding stock of Spherus Technologies, Inc. in a stock for stock exchange in which the stockholders of Spherus Technologies received 17,143,581 post stock split shares of the Company, including 1,000,000 shares issued as commission for the acquisition. As part of the acquisition the Company received as additional consideration $250,000 and a loan of $250,000. After the acquisition the former shareholder's of Spherus had received 53.2% of the outstanding shares of the Company and the total outstanding shares of the Company after completion of the above transactions was 32,187,162 post split shares.

Spherus Technologies, Inc. is in the business of providing installations of an internet based video distribution and multimedia network to school districts primarily in metropolitan Atlanta, Savannah and Brunswick, Georgia.

Included in the following are summarized combined unaudited pro-forma financial statements showing the effects the above transactions as if the acquisitions had been completed on December 31, 1999 and includes the historical financial accounts of each company. The combined operating statement includes those of the Company and Spherus for the year ended December 31, 1999. All intercompany transactions have been eliminated.

The pro-forma financial statements of operations are not indicative of the results of operation that may be achieved in the coming year.

                      PENN-AKRON CORPORATION AND SUBSIDIARY
                             COMBINED BALANCE SHEETS
                                DECEMBER 31, 1999
                                   (Unaudited)

================================================================================

ASSETS

CURRENT ASSETS

   Cash                                              $   500,100
    Accounts receivable                                1,033,431
                                                     -----------

   Total Current Assets                                1,533,531

EQUIPMENT - net of accumulated depreciation                4,258
                                                     -----------

REAL PROPERTY                                          2,800,000
OTHER ASSETS                                             901,326
                                                     -----------
                                                     $ 5,239,115
                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                  $ 4,775,566
                                                     -----------

      Total Current Liabilities                        4,775,566
                                                     -----------

OTHER LIABILITIES                                      1,439,997
                                                     -----------

STOCKHOLDERS' EQUITY                                    (976,448)
                                                     -----------

                                                     $ 5,239,115
                                                     ===========

                      PENN-AKRON CORPORATION AND SUBSIDIARY
                        COMBINED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)
                                  (Unaudited)

================================================================================



REVENUES                                                          $ 20,098

COST OF SALES                                                       18,092
                                                                  --------

    Gross Profit                                                     2,006
                                                                  --------

EXPENSES

    Administrative                                                   1,841
    Interest                                                           415
    Provision for doubtful accounts receivable                       2,973
                                                                  --------

                                                                     5,229
                                                                  --------

NET LOSS                                                          $ (3,223)
                                                                  ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no occurrence requiring a response to this Item.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         MANAGEMENT OF THE COMPANY

The Company's Board of Directors currently consists of five (5) persons. The directors are elected by the Company's shareholders at each annual meeting of shareholders to hold office until their successors are elected and qualified. The executive officers are appointed by the Board of Directors of the Company and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of the Company.

There are no arrangements or understandings whereby the directors or the executive officers of the Company are elected and there are no family relationships between any of such persons.

The following table sets forth, as of May 24, 2000, certain information regarding the directors and executive officers of the Company:

         NAME                                      AGE                POSITION HELD
         ----                                      ---                -------------
Kenneth M. Herman                                   34          President, Secretary and Director

Christopher J.S. Baker                              35          Chief Financial Officer and Director

Patty P. Harris                                     44          Director

Michael K. Molen                                    43          Director

Frank Pitts                                         49          Director



Biographical Information

Set forth below is certain information concerning each of the directors and executive officers of the Company. Unless otherwise indicated, the principal occupation listed for each individual has been his principal occupation for the past five years.

KENNETH HERMAN
PRESIDENT, SECRETARY AND DIRECTOR

Kenneth Herman serves as our President and a member of the Board of Directors. Mr. Herman is an original founder of Spherus Technologies. Mr. Herman has been responsible for business development, vendor relationships, technology implementations, planning, capital procurement, sales and marketing segments, and pertinent day-to-day operations. Prior to Spherus Technologies, Mr. Herman founded and served as a key executive of World Telecom, Inc., one of the first international callback companies in the world that exceeded $40 million of annual revenue within 12 months of operations beginning. Additionally, Mr. Herman has been a technical director for venture capital consortiums both in the United States and Europe, specializing in the high-tech market. Mr. Herman's duties included assessing financial and technical materials/products, developing marketing and management strategies, and coordinating capital investment. He holds a Bachelor of Science, Industrial Management, from the University of Maryland.

CHRISTOPHER J.S. BAKER
CHIEF FINANCIAL OFFICER AND DIRECTOR

Christopher Baker joined us in 1999 and serves as our Chief Financial Officer and a member of our Board of Directors. Mr. Baker is responsible for our day-to-day financial affairs and reports directly to the Board of Directors. Mr. Baker's duties also include asset and cash management and allocation, corporate finance and reporting activities, financial planning and budgeting, investor relations, and business development. Prior to joining us, Mr. Baker worked with Atlin Investments from 1997 through 1999, in an entrepreneurial role, where he structured deals and obtained financing for companies in the high-tech, Internet, media and real estate industries. Mr. Baker has worked with institutions, specialist boutiques, venture capital firms and private investors. Prior to Atlin Investments, Mr. Baker worked directly within the business empire of a senior member of the Saudi royal family. Mr. Baker was headquartered in London, England, and worked with and reported directly to the CEO, and was responsible for investment management, including equity and real estate investments, acquisitions, and financial placements in conjunction with large banks and institutions. Mr. Baker has an MBA from the University of Chicago. He also holds degrees from The London School of Economics and The University of York.

PATTY P. HARRIS
DIRECTOR

Patty P. Harris has served as founder and president of Profile America, Inc. since she founded the company in 1994. Profile America, Inc. is a provider of content for the sales training and sales support systems at BellAtlantic/GTE, Ameritech, BellSouth, and U.S. West, and Sprint. Prior to founding Profile America, Harris founded Atlanta Research Group, Inc. ("ARG") and served as its President until 1994. ARG specialized in the collection of data for a wide variety of clientele. In her 20 years of experience conducting research and analysis, Ms. Harris has worked with Fortune 100 companies as well as high-technology start-ups. Ms. Harris' research has been instrumental in setting strategies to introduce new products, penetrate new markets, and expand market share for existing products.

MICHAEL K. MOLEN
DIRECTOR

Mr. Molen is currently serving as Sanswire.Net's President and CEO and is directing the company's worldwide rollout of its high-speed, last-mile, wireless telecommunications products and services. During the first quarter of 2000, Mr. Molen co-founded Sanswire.Net of Latin America to offer high-speed, wireless access to the Internet throughout Latin America. Mr. Molen is also the co-founder and Director of Sanswire Digital Communications, LLC, a developer and manufacturer of digital compression technology for the wireless cable industry. In 1999, Mr. Molen initiated the design and construction of The Genesis Network, one of the worlds largest virtual private networks (VPN) that will accommodate voice traffic throughout the world. In 1995, Mr. Molen was appointed to the Board of Advisors of Digital Broadcast Corporation, a wireless cable MSO in the United States.

FRANK PITTS
DIRECTOR

Mr. Pitts is the President of Omni Electrical Products, Inc ("Omni") a power quality consulting firm based in Tennessee. Mr. Pitts has been with Omni since 1995. At Omni, Mr. Pitts advises and consults engineers with the design and construction of electrical systems. Mr. Pitts is a Certified Public Accountant and worked for over twenty years in the public accounting and financial management information systems fields.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires the Company's directors, certain of the Company's executive officers, and persons who own more than 10% of the outstanding Common Stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the Company's Common Stock held by such persons. Directors, officers, and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. Since the Company ceased operations, the Company has had no representations from any person, who at any time, during the last fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the registrant registered pursuant to
Section 12, that they filed on a timely basis any reports required to be filed pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the fiscal year ended February 28, 2000, or the two prior fiscal years.

DIRECTORS' FEES

The Company's present policy is not to pay any cash compensation to its directors.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 24, 2000 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer (as defined herein); and (iv) all directors and executive officers of the Company as a group.

                                                                     AMOUNT OF                   % OF
                                                                   COMMON STOCK              COMMON STOCK
NAME                                                           BENEFICIALLY OWNED(1)      BENEFICIALLY OWNED
----                                                           ---------------------      ------------------
Kenneth M. Herman                                                    2,990,890                  10.1%
  President, Secretary and Director

Christopher J.S. Baker                                               1,500,000                   5.1%
  Chief Financial Officer and Director

Michael K. Molen                                                         0                         *
  Director

Patricia P. Harris                                                       0                         *
  Director

Frank Pitts                                                             10,000                     *
  Director

John Julian                                                          1,883,230                    6.4%
Tampa Bay Financial, Inc.(2)                                         5,846,791                   19.8%
Catalyst Communications, Inc.(3)                                     4,500,000                   15.3%
ASFT, Inc.(4)                                                        1,570,331                    5.3%



All directors and Named Executive Officers as a group (5             4,884,120                   16.6%
persons)

-----------------------

*        Less than 1% of outstanding shares.
(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within 60 days of May 1, 2000. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Pursuant to the Rules of the Securities and Exchange Commission, certain shares of the Company's Common Stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Based upon 29,500,542 outstanding shares of common stock (subsequent to the effectiveness of the merger)
(2) Tampa Bay Financial, Inc. is located at 355 Interstate Boulevard, Sarasota, Florida 34240.
(3) Catalyst Communications, Inc. is located at 355 Interstate Boulevard, Sarasota, Florida 34240. These shares were issued subsequent to February 28, 2000.
(4)      ASFT, Inc. is located at 7701 Iguana Drive, Sarasota, Florida 34241.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions, or series of similar transactions, during the last two fiscal years, or proposed transactions, or series of proposed similar transactions, to which the Company was or is to be a party, in which the amount exceeds $60,000, and in which any director, executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (1) the Company's original registration statement on Form 10, filed with the Securities and Exchange Commission on June 18, 1984, file number 0-12597 (referred to herein as the "1984 Registration Statement); (2) the Company's Form 8 amendment to its registration statement on Form 10, filed with the Securities and Exchange Commission on January 14, 1985, file number 0-12597 (referred to herein as the "1985 Amendment"); and (3) a Current Report on Form 8-K for the Registrant (referred to herein as "2000 8-K"). Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

           Exhibit No.                         Description of Exhibit
           -----------                         ----------------------
               2.1         Certificate of Incorporation (1984 Registration Statement)

               2.2         Certificate of Amendment (1984 Registration Statement)

               2.3         Reorganization Agreement dated May 3, 1984 (1984 Registration Statement)

               2.4         Bylaws of the Company (1984 Registration Statement)

               2.5         Amendment to Bylaws (1985 Amendment)

               2.6         Merger Agreement between Spherus Technologies, Inc. and the Company
                           (2000 8-K).

               2.7         Nevada Certificate of Merger between Spherus Technologies, Inc. and the Company
                           (2000 8-K).

               2.8         Georgia Certificate of Merger between Spherus Technologies, Inc. and the Company.
                           (2000 8-K).

               3.1         Form of Common Stock Certificate (1984 Registration Statement).

               23.1        Consent of Andersen, Andersen & Strong, L.C.

               27.1        Financial Data Schedule (for SEC use, only).



(b)  Reports on Form 8-K

No reports on Form 8-K were required to be filed for the fourth quarter of 1999. The Company did file a report on Form 8-K on April 14, 2000.

                                   SIGNATURES

In accordance with the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, in the City of Marietta, State of Georgia on May 24, 2000.


                                        PENN-AKRON CORPORATION

                                        /s/ Kenneth M. Herman
                                        --------------------------------------
                                        By:  Kenneth M. Herman
                                        President and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   Signature                          Title                                     Date
   ---------                          -----                                     ----
   /s/ Kenneth M. Herman              President, Secretary and                  May 24, 2000
   -------------------------------    Director
   Kenneth M. Herman                  (principal executive officer)

   /s/ Christopher J.S. Baker         Chief Financial Officer and               May 24, 2000
   -------------------------------    Director
   Christopher J.S. Baker             (principal financial officer and
                                      principal accounting officer)

   /s/ Patricia P. Harris             Director                                  May 24, 2000
   ----------------------------------
   Patricia P. Harris


                                  EXHIBIT INDEX

             Exhibit No.                          Description
             -----------                          -----------
                23.1             Consent of Andersen, Andersen & Strong, L.C.

                27.1             Financial Data Schedule (for SEC use, only)