Form 10-Q
period 2000-05-31
PENN AKRON CORP
filed 2000-07-31
CIK 748210

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2000


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ________________    ________________

                           Commission File No. 0-12597

                             PENN-AKRON CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                 11-1843262
           ------                                 ----------
  (State of Incorporation)           (I.R.S. Employer Identification No.)

           3455 Peachtree Road, NE, 5th Floor, Atlanta, Georgia 30326
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (404) 995-7026
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $0.01 par value per share, 32,237,162 shares issued and outstanding as of July 17, 2000.

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                             PENN-AKRON CORPORATION

                                 BALANCE SHEETS
                      (SEE INDEPENDENT ACCOUNTANT'S REPORT)
                       MAY 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS


                                                               May 31, 2000         December 31,
                                                               (Unaudited)              1999
                                                               ------------         ------------

CURRENT ASSETS:
   Cash in bank                                                $      2,922         $        100
   Accounts receivable                                            9,179,021            3,981,395
   Other receivables                                                 26,573               22,808
   Employee advances                                                 32,000                2,000
   Refundable deposits                                                4,380                4,380
   PrinVest Corp. escrow for OneWeb                                      --              205,000
   Prepaid maintenance and training costs                           224,000              224,000
   Deferred financing costs                                              --               45,833
                                                               ------------         ------------

      Total Current Assets                                        9,468,896            4,485,516
                                                               ------------         ------------

EQUIPMENT, less accumulated depreciation of $4,565 at
  May 31, 2000 and $1,065 at December 31, 1999                       35,243                4,258
                                                               ------------         ------------

OTHER ASSETS:
   Other assets                                                       3,100                5,116
   Investment in Sanswire.net, LLC                                  204,535                   --
   Prepaid maintenance and training costs - long-term               322,664              415,997
                                                               ------------         ------------

      Total Other Assets                                            530,299              421,113
                                                               ------------         ------------

      Total Assets                                             $ 10,034,438         $  4,910,887
                                                               ============         ============


                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                                 BALANCE SHEETS
                      (SEE INDEPENDENT ACCOUNTANT'S REPORT)
                       MAY 31, 2000 AND DECEMBER 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   May 31, 2000           December 31,
                                                                   (Unaudited)                1999
                                                                   ------------           ------------
CURRENT LIABILITIES:
   Accounts payable                                                $  9,019,352           $  3,858,406
   Employee accounts payable                                             19,810                  1,328
   Accrued compensation                                                 259,186                665,032
   Deferred maintenance and training revenue                            224,000                224,000
                                                                   ------------           ------------

      Total Current Liabilities                                       9,522,348              4,748,766
                                                                   ------------           ------------

DEFERRED MAINTENANCE AND TRAINING
  REVENUE - LONG-TERM                                                   322,664                415,997
                                                                   ------------           ------------

STOCKHOLDERS' EQUITY:
    Common stock, 100 million shares authorized, $.001
      par value, 28,424,662 shares issued and outstanding
      at May 31, 2000; 1,000 shares no par value
      authorized, 500 shares issued and outstanding at
      December 31, 1999                                                  28,425                    400
    Paid-in capital                                                     776,175                     --
    Retained earnings (deficit)                                        (615,174)              (254,276)
                                                                   ------------           ------------

      Total Stockholders' Equity                                        189,426               (253,876)
                                                                   ------------           ------------

      Total Liabilities and Stockholders' Equity                   $ 10,034,438           $  4,910,887
                                                                   ============           ============

   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                              STATEMENTS OF INCOME
                      (SEE INDEPENDENT ACCOUNTANT'S REPORT)
                 FOR THE FIVE MONTHS ENDED MAY 31, 2000 AND 1999


                                                       2000                1999
                                                    ----------          ----------
REVENUES:
   Local school installations                       $6,196,383          $       --
   Training revenue                                     93,333                  --
   Lan project                                              --               2,695
   T-1 Telecom access                                      432              13,189
   Interest income                                       4,535                  --
                                                    ----------          ----------

      Total Revenues                                 6,294,683              15,884
                                                    ----------          ----------

DIRECT COSTS:
   Local school installations and training           6,009,809                  --
   Network operations center                            36,638                  --
   Lan project                                              --               2,745
   T-1 Telecom access                                    7,740              12,301
   Other                                                 1,233                  --
                                                    ----------          ----------

      Total Cost of Sales                            6,055,420              15,046
                                                    ----------          ----------

GROSS PROFIT                                           239,263                 838
                                                    ----------          ----------

EXPENSES:
   Advertising                                           6,000                  --
   Consulting fees                                       5,000                  --
   Conventions and exhibits                              9,816                 541
   Commissions                                              --              20,000
   Interest and other bank fees                         45,833               7,715
   Legal and accounting                                 92,289              14,924
   Meals expense                                         1,460               1,909
   Other subcontractors                                 50,684               6,808
   Printing                                                 --               8,195
   Rent - office                                        24,410              17,000
   Salaries                                            292,417             408,053

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                              STATEMENTS OF INCOME
                      (SEE INDEPENDENT ACCOUNTANT'S REPORT)
                 FOR THE FIVE MONTHS ENDED MAY 31, 2000 AND 1999


                                                    2000                   1999
                                                ------------           ------------

   Taxes - payroll                                    21,216                  8,791
   Telephone                                          26,302                 20,074
   Travel                                              9,911                  5,007
   Other expenses                                     14,823                  6,263
                                                ------------           ------------

      Total Expenses                                 600,161                525,280
                                                ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (360,898)              (524,442)

PROVISION FOR INCOME TAXES                                --                     --
                                                ------------           ------------

NET LOSS                                        $   (360,898)          $   (524,442)
                                                ============           ============

NET LOSS PER SHARE:
  Basic                                         $      (0.02)          $      (0.05)
                                                ============           ============

SHARES USED IN COMPUTING EARNINGS
   PER SHARE:
  Basic                                           17,538,513             10,194,826
                                                ============           ============

   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (SEE INDEPENDENT ACCOUNTANT'S REPORT)
   FOR THE FIVE MONTHS ENDED MAY 31, 2000 AND THE YEAR ENDED DECEMBER 31, 1999

                                                                  Common Stock                                        Retained
                                                        --------------------------------          Paid-in             Earnings
                                                          Shares               Amount             Capital             (Deficit)
                                                        -----------         ------------        ------------        ------------
BALANCE at January 1, 1999                                      500                  400        $         --        $     (4,205)

Net loss for the year ended December 31, 1999                    --                   --                  --            (250,071)
                                                        -----------         ------------        ------------        ------------

BALANCE at December 31, 1999                                    500                  400                  --            (254,276)

Conversion of note payable to Spherus stock                     500                   --             250,000                  --

Shares of Penn-Akron outstanding at merger               10,542,581                   --                (800)                 --

Recapitalization for change in par value                         --               10,143             (10,143)                 --

Shares issued in merger with Spherus
     Technologies, Inc.                                  17,143,581               17,144             532,856                  --

Issuance of common stock for land subscription
     receivable                                           4,500,000                4,500           1,995,500                  --

Issuance of common stock to reserve account                 687,500                  688                (688)                 --

Issuance of common stock for services                        50,000                   50               4,950                  --

Net loss for the five months ended May 31, 2000                  --                   --                  --            (360,898)
                                                        -----------         ------------        ------------        ------------

                                                         32,924,662         $     32,925        $  2,771,675        $   (615,174)

Less subscription receivable for land                    (4,500,000)              (4,500)         (1,995,500)                 --
                                                        -----------         ------------        ------------        ------------

BALANCE at May 31, 2000                                  28,424,662         $     28,425        $    776,175        $   (615,174)
                                                        ===========         ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                            STATEMENTS OF CASH FLOWS
                      (SEE INDEPENDENT ACCOUNTANT'S REPORT)
                 FOR THE FIVE MONTHS ENDED MAY 31, 2000 AND 1999

                                                                        2000                 1999
                                                                    ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from contracts                                     $  1,092,522         $      7,201
   Cash paid to subcontractors, vendors and employees                 (1,860,215)            (199,088)
   Interest paid                                                              --               (7,715)
                                                                    ------------         ------------

Net Cash Used In Operating Activities                                   (767,693)            (199,602)
                                                                    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Sanswire.net, LLC                                      (200,000)                  --
   Acquisition of equipment                                              (34,485)              (5,323)
                                                                    ------------         ------------

       Net Cash Used In Investing Activities                            (234,485)              (5,323)
                                                                    ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipt of escrow desposit                                            205,000                   --
   Cash received for common stock                                        550,000                   --
   Cash received for note payable to stockholder                         250,000                   --
       Net change in line of credit                                           --              257,715
                                                                    ------------         ------------

Net Cash Provided By Financing Activities                              1,005,000              257,715
                                                                    ------------         ------------

INCREASE IN CASH                                                           2,822               52,790

CASH, BEGINNING OF PERIOD                                                    100                6,818
                                                                    ------------         ------------

CASH, END OF PERIOD                                                 $      2,922         $     59,608
                                                                    ============         ============

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                            STATEMENTS OF CASH FLOWS
                      (SEE INDEPENDENT ACCOUNTANT'S REPORT)
                 FOR THE FIVE MONTHS ENDED MAY 31, 2000 AND 1999

                     RECONCILIATION OF NET LOSS TO NET CASH
                          USED IN OPERATING ACTIVITIES

                                                                        2000                 1999
                                                                    ------------         ------------
Net loss                                                            $   (360,898)        $   (524,442)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization                                                          45,833                   --
    Depreciation                                                           3,500                   --
    Issuance of common stock for services                                  5,000                   --
    Increase in accounts receivable                                   (5,197,626)              (8,683)
    Decrease in prepaid maintenance costs                                 93,333                   --
    Increase in other current assets                                     (33,765)             (20,092)
    Increase in other assets                                              (2,519)                (341)
    Increase in accounts payable                                       5,160,146               34,367
    Increase (decrease) in accrued expenses                             (387,364)             319,589
    Decrease in deferred maintenance and training revenues               (93,333)                  --
                                                                    ------------         ------------

         Net Cash Used In Operating Activities                      $   (767,693)        $   (199,602)
                                                                    ============         ============

                  NONCASH INVESTING AND FINANCING TRANSACTIONS

         During the five months ended May 31, 2000, a $250,000 note payable to stockholder was converted to 500 shares of Spherus common stock prior to the merger.

         During the five months ended May 31, 2000, the Company issued 50,000 shares of common stock for services at $.10 per share.

         See Note 1 for merger transaction.

   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       MAY 31, 2000 AND DECEMBER 31, 1999


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         On March 24, 2000 Penn-Akron Corporation (the Company) acquired all the outstanding stock of Spherus Technologies, Inc. (Spherus), doing business as globalseer.com, in a stock for cash and stock merger, accounted for as a purchase transaction whereby Spherus was deemed to be the acquirer. The stockholders of Spherus received 17,143,581 shares of common stock of the Company, including 1,000,000 shares issued as commission for the acquisition. After the acquisition, the former shareholders of Spherus had received over 50% of the outstanding shares of the Company.

         On March 13, 2000 the Company changed its domicile from the state of Delaware to Nevada and changed its authorized common capital stock from 10,000,000 shares with a par value of $.01 to 100,000,000 shares with a par value of $.001.

         The Company is in the business of providing turnkey installations of an Internet-based video distribution and multimedia network to school districts primarily in metropolitan Atlanta, Savannah and Brunswick, Georgia.

         The balance sheet as of December 31, 1999 includes the accounts of Spherus only. At the date of merger, Penn-Akron Corporation had $800 of liabilities and ($800) in equity consisting of $942,469 in paid in capital and ($943,269) in retained earnings (deficit). There was no activity in Penn-Akron Corporation for the prior 12 months.

         A summary of the significant accounting policies applied in the preparation of the accompanying financial statements are as follows:

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             PENN-AKRON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       MAY 31, 2000 AND DECEMBER 31, 1999


         Revenue for the installation at each participating school is recorded when each phase of the installation project is complete. The contract calls for initial training, maintenance and support of each school for 36-months from installation. The revenue and expense related to the training, maintenance and support have been deferred and will be amortized over the 36-month period. The Company estimated that no gross profit needs to be deferred related to the training and maintenance agreements.

         Accounts receivable are stated at estimated net realizable value. An allowance for doubtful accounts has not been established because management is of the opinion that all accounts are collectible.

         Deferred financing costs resulted from a line of credit and were amortized over the term of the line of credit utilizing the straight-line method.

         Equipment is stated at original cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to five years.

         Basic income (loss) per share is calculated by dividing net income
(loss) by the weighted average shares outstanding after the stock split. The Company issued contingent shares to three stockholders on January 1, 2000 to be earned over 5 years. Because these contingent shares are antidilutive in nature, the Company does not report fully diluted earnings (loss) per share.

         There are no temporary differences in the recognition of assets and liabilities for financial statement and income tax purposes at December 31, 1999, hence no provision for deferred taxes has been recorded. The Company has a net operating loss carryforward of approximately $940,000 from Penn-Akron and $85,000 from Spherus and has provided a 100% valuation reserve because utilization of the loss carryforward in the future is not assured.

2.       CONTRACT WITH METROPOLITAN REGIONAL EDUCATIONAL SERVICE AGENCY

         The Company receives funding from the Schools and Library Division
(SLD) of the Universal Service Administrative Company, through a contract with Metropolitan Regional Educational Service Agency (MRESA). This program requires a 10 - 50% matching commitment for each school from private or local funds. Through May 31, 2000, the Company has approval for installations at 71 schools under the second year funding under the contract. These schools represent gross revenues in excess of $12,000,000 which include the SLD and MRESA funds. All performance under the MRESA contract has been assigned to Lynxus (see Note 3) and MRESA

                             PENN-AKRON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       MAY 31, 2000 AND DECEMBER 31, 1999


has no recourse against Spherus for matters assigned to Lynxus. The Company and its subcontractor has completed the first of three phases of the project at each of the 71 schools at May 31, 2000. Through December 31, 1999, the Company and its subcontractors completed the installations at 192 schools under the first year funding under the contract. Funds representing 58% in 2000 and 88% in 1999 of revenues were from the SLD.

         The contract with MRESA covers a three-year term beginning in 1999, which coincides with the SLD award of grant money to certain schools in the 14 districts covered by MRESA. The fee for each school is approximately $174,000 for year 2 schools and $105,000 for year 1 schools under the contract. SLD pays for 50%-90% of the fee based on certain criteria. The schools and MRESA are responsible for finding the matching money through private or local funds.

         MRESA pays 10-50% of the fee based on what the SLD pays. The Company has a receivable from MRESA of approximately $2,900,000 from year 1 schools which is being held as retainage until MRESA signs off on final acceptance of the year 1 project. Management has not provided a reserve in anticipation of collecting 100% of this receivable. Upon collection of the receivable, approximately 95% is payable to Lynxus (See Note 3). At May 31, 2000, the Company has an additional $2,600,735 due from MRESA for year 2 projects.

         The contract with MRESA automatically renews for 1 subsequent annual phase (2001) of the project to the extent that SLD funding or other alternative funding remains available. The contract may be terminated by the Company or MRESA under certain circumstances, including if less than 50% of the schools join the project.

3.       CONTRACT WITH LYNXUS, INC.

         The Company has subcontracted with Lynxus, Inc. to coordinate and manage the delivery, installation and testing requirements relating to the MRESA contract for all schools in 11 out of the 14 school districts in year 1 (which ended December 31, 1999), and in all districts in years 2 and 3. This contract can be terminated under certain circumstances.

         Under the terms of the contract, the Company is to pay 95% of the funds received from MRESA and the SLD to Lynxus. This contract also covers the 36-month maintenance and training requirements under the first and second year funding.

                             PENN-AKRON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       MAY 31, 2000 AND DECEMBER 31, 1999


4.       EMPLOYMENT AGREEMENTS

         There are employment agreements which provide for performance bonuses to 3 employees/stockholders in the amount of the greater of $140,000 or 3% of earnings before interest, taxes, depreciation and amortization (EBITDA) to be paid by the end of calendar year 1999. In addition, the Company agreed to pay another employee/stockholder a bonus of $220,000. The Company accrued $640,000 in the financial statements at December 31, 1999. At May 31, 2000, approximately $200,000 of this amount is left to be paid.

         In March 2000, the Company approved a consultant compensation agreement for one consultant which entitles them to 100,000 shares of common stock of the Company. As of May 31, 2000, 50,000 shares have been issued under this agreement for a fair value of $5,000.

5.       LINE OF CREDIT

         At December 31, 1999, the Company had an $11,000,000 line of credit through March 2000 with PrinVest Corp. The agreement contained covenants the Company must meet on a monthly basis. The Company's cash, accounts receivable, equipment, contract rights, and all other assets were used to secure the agreement. Interest was payable at Prime plus 5.75% per annum calculated on a per diem basis, on the net outstanding balance of monies advanced to, or on behalf of the Company. Loan origination fees of $275,000 were capitalized and amortized over the life of the agreement. There was no amount outstanding on this line of credit at December 31, 1999.

         The Company signed a new agreement with PrinVest Corp. on June 8, 2000 for a maximum line of credit of $3,500,000. This agreement includes a commitment fee of 3% at the time of the initial funding, a credit facility fee of 1% of the prevailing credit line, and a servicing fee of 1% on the outstanding funded amount. Interest is payable at Prime plus 2.0% per annum calculated on a per diem basis on the net outstanding balance of monies advanced to, or on behalf of, the Company. The covenants and security discussed above also apply to this revised agreement.

         At December 31, 1999, the Company deposited $205,000 in escrow with PrinVest Corp. to be paid to OneWeb, a software vendor, upon release of retainage from MRESA of the project. This amount has been paid and released from escrow in 2000.
OneWeb's remaining obligation relates to maintenance and upgrades only.

                             PENN-AKRON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                       MAY 31, 2000 AND DECEMBER 31, 1999


6.       SUBSCRIPTION RECEIVABLE

         On March 14, 2000, the Company acquired certain contract rights to 16 1/2 acres of commercial property (with an estimated value by management of $2,800,000 subject to a mortgage of $800,000) from an existing stockholder for the issuance of 4.5 million post split shares of the Company. The Company also has the right to sell the property and realize net cash proceeds of $2 million. If the Company elects not to sell this property, the stockholder is obligated to purchase this property from the Company at a net purchase price of $2 million.

7.       STOCK EARN OUT AGREEMENT

         As part of the merger between the Company and Spherus, certain Spherus stockholders were granted additional shares of stock upon the accomplishment of certain earn out goals. The term of this Earn Out is for five fiscal years beginning January 1, 2000. This Earn Out provides that the Company shall issue four additional shares of its common stock among the eligible stockholders for every dollar of annual income (as defined in the agreement) achieved by the Company for each such fiscal year in excess of the amount necessary to earn $0.15 per share for the Company in the year.

         The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for these stock awards because the number of shares to be received is unknown. The Company has not adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" because management believes the effect would be immaterial and the amounts are indeterminable.

8.       INVESTMENT

         The Company has invested $200,000 in a promissory note of Sanswire.net, LLC, an organization in which the Company was considering doing business. Interest accrues at 10% per annum and is due and payable in full on the maturity date. The note is due 10 business days following the date on which a Change in Control occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements of Penn-Akron Corporation (the "Company") (including the notes thereto) contained elsewhere in this report.

OVERVIEW

         The Company is currently doing business under the name globalseer.com, providing single-source, media-technology and curriculum-enhancement solutions to kindergarten through twelfth grade public and private schools. The Company is also examining opportunities to provide new and expanded sources of educational content and other learning services to higher education and corporate training providers.

RESULTS OF OPERATIONS

         Our revenues increased to $6,294,683 for the five month period ended May 31, 2000 from $15,884 for the five month period ended May 31, 1999, an increase of 3,960%. This increase is primarily due to $6,196,383 of revenue recognized for 71 local school installations under Year 2 of our contract and $93,333 of training revenue.

         Our current customer is the Metropolitan Regional Educational Service Agency ("MRESA"), an administrative services agency of the Georgia Department of Education. Our contract with MRESA was executed in March 1999 and we began performance thereunder in August 1999. This contract presently continues for a three year period. As of December 31, 1999, we had completed Year 1 of the three Years under this contract and installed our services at 192 schools. We began performance on Year 2 of our contract with MRESA in early May 2000. We are currently seeking additional customers.

         The Schools and Library Division ("SLD") of the Universal Services Administrative Company, a non-profit entity under the jurisdiction of the Federal Communications Commission that administers funds pursuant to the federal Telecommunications Act of 1996, provides significant funding to MRESA. The program under which SLD provides funding to MRESA requires a 10% to 50% matching commitment for each school from private or local funds.

         MRESA has secured funding from the SLD for installations of our services at 71 schools under Year 2 (installations began in May 2000 under our contract with MRESA and are scheduled to be completed by September 30, 2000). We believe that a matching commitment from private or local funds for each school for Year 2 of our contract with MRESA has been located. MRESA was successful in securing the required matching commitment for the 192 schools installed in 1999. For the first 71 schools to be installed for Year 2, the Company will recognize revenues in excess of $12 million

         Our total cost of sales increased to $6,055,420 for the five-month period ended May 31, 2000 from $15,046 for the same period of 1999. This increase is due to the delivery of installations of our services to schools under our contract with MRESA. Our expenses increased to $600,161 for the five-month period ended May 31, 2000 from $525,280 for the same period in 1999. Because we conduct our business primarily through subcontractors, our expenses did not increase proportionally to our revenue.

         Our salary expense actually decreased to $292,417 from $408,053 due primarily to operational consolidation. Our legal and accounting expenses increased to $92,289 from $14,924 due to contractual issues, including litigation described under "Legal Proceedings" in Part II of this Form 10-Q, as well as the merger between Spherus Technologies, Inc. and Penn-Akron Corporation.

         We have subcontracted with Lynxus, Inc. to implement and install an internet-based video distribution and multi-media network at elementary and secondary schools participating in the e-rate program under contract with MRESA. Under the terms of this subcontract, we pay 95% of the funds received from both the SLD and MRESA to Lynxus. This sub-contract also covers the 36-month maintenance and training requirements under the first and second years of our contract with MRESA.

LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets increased to $9,468,896 at May 31, 2000 from $4,485,516 at December 31, 1999. This increase is due primarily to an increase in accounts receivable resulting from performance under our contract with MRESA. Our total current liabilities increased to $9,522,348 as of May 31, 2000 from $4,748,766 at December 31, 1999. This increase is primarily due to an increase in accounts payable, primarily payable to our subcontractors. The resulting working capital deficit decreased to ($53,452) at May 31, 2000 from ($263,250) at December 31, 1999. We expect to collect the full amounts owed to the Company by both the SLD and MRESA.

         Our total stockholders' equity increased to $189,426 at May 31, 2000 from ($253,876) at December 31, 1999. This increase is primarily due to an increase in paid-in capital resulting from the capital infusion that occurred in connection with the merger transaction in March between Spherus Technologies, Inc. and Penn-Akron Corporation.

         In June 2000 we negotiated a line of credit with PrinVest Corp with a maximum line of credit of $3,500,000. The Company has drawn down approximately $2.8 million on this facility as of July 27, 2000. The Company has a subscription receivable from Tampa Bay Financial in the amount of $2,000,000. See Note 6 to Penn-Akron Corporation's Financial Statements filed with this report.

         We had $2,922 in cash as of May 31, 2000 and $55,496 on July 27, 2000.
The Company believes that it will have sufficient liquidity and capital resources to finance its operations for the remainder of 2000; however, if there is a delay in the receipt of funds or the collection of our receivables, such delay may have a material adverse effect on our liquidity and capital resources.

CAUTIONARY STATEMENTS AND RISK FACTORS

        Except for the historical information and discussions herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the Company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain intellectual property rights; quarterly fluctuations in revenue and volatility of stock prices; our ability to attract and retain key personnel; dependence on certain suppliers and subcontractors; our ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors in our other filings with the Securities and Exchange Commission.

CURRENT TRADING MARKET FOR OUR SECURITIES.

         Our common stock recently began trading on the OTC Bulletin Board ("OTCBB"), operated by NASDAQ, under the symbol PNAC. No assurance can be given that an active trading market in our securities will be sustained.

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

WE ARE DEPENDENT ON THIRD PARTIES TO DEPLOY OUR NETWORK AND SUPPORT IT ONCE INSTALLED.

         We plan to rapidly deploy our network to additional schools across the country. We have used, and plan to continue to use, third parties such as OneWeb Systems and Lynxus, Inc. to install and support the globalseer.com network in each school. Any changes in the third parties we contract with to install and support our network could cause delays in the deployment of the globalseer.com network and any inability to install schools according to our plan could limit revenue generated from possible sponsorships, e-commerce and network services. Further, if we do need to hire substitute or additional third-party installers of our network we cannot assure you that we will be able to do so on terms as favorable as our current arrangements, or at all, which could result in higher installation costs to us as well as potential delays in our deployment.

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

PART 2

ITEM 1. LEGAL PROCEEDINGS.

We filed an action in the Superior Court of Dekalb County, Georgia, (the "Court") seeking injunctive and other relief against Mr. S.J. Neri, a resident of Dekalb County, Georgia ("Mr. Neri"). We alleged that Mr. Neri engaged in deceptive trade practices, misappropriation of trade names, tortious interference with business relations and tortious interference with contractual relations. Mr. Neri formed a company with the name Spherus Technologies, Inc. in an attempt to deceive certain parties with whom we do business. Among other actions, Mr. Neri interfered with our contractual relationship with MRESA. On May 31, 2000, the Court entered a temporary restraining order against Mr. Neri and on June 29, 2000 the Court issued a Permanent Injunction and Final Judgment against Mr. Neri. The Court resolved all issues in our favor and against Mr. Neri, awarding us compensatory damages and attorneys' fees of $88,760.84 and punitive damages in the amount of $250,000.

Additionally, Mr. Neri has filed a pro se class action complaint in the United States District Court, Northern District of Georgia - Atlanta Division against us and a number of other companies and individuals. We believe the complaint is completely without merit and have filed a Motion to Dismiss the complaint in its entirety. We expect to have our motion granted and the complaint dismissed.

ITEM 5. OTHER INFORMATION

         Three of our directors, Michael K. Molen, Patty P. Harris and Frank F. Pitts, resigned as directors of the Company. We are currently identifying qualified candidates to fill these vacancies on our Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         3.1 Amended and Restated Bylaws of Penn-Akron Corporation (Amended and Restated as of July 5, 2000)

        10.1      Financing and Security Agreement between PrinVest Financial
                  Corp. and Penn-Akron Corporation, executed June 8, 2000

        10.2      Promissory Note, executed June 8, 2000, from Penn-Akron
                  Corporation to PrinVest Financial Corp.

        10.3      Obligation to Forward Payments by Penn-Akron to PrinVest Financial Corp., executed
                  June 8, 2000

          27      Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K.

         Current Report on Form 8-K dated April 28, 2000 - reporting Changes in Control of the Registrant, the Acquisition of Assets and the Financial Statements of the business acquired, Spherus Technologies, Inc. ("Spherus"). The Form 8-K included Spherus's audited Balance Sheet as of 12/31/99 as well as the audited Income Statement, Statement of Changes in Stockholder's Equity and Statement of Cash Flows for the year ended 12/31/99. The Form 8-K also included unaudited Pro Forma Condensed, Consolidated Balance Sheet for the Company and Spherus as of 12/31/99 as well as unaudited Pro Forma Condensed, Consolidated Statement of Income for the Company and Spherus for the year ended 12/31/99.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PENN-AKRON CORPORATION


Date: July 28, 2000        By:         /s/ Christopher J.S. Baker
                              --------------------------------------------------
                               Christopher J.S. Baker, Chief Financial Officer (principal financial and accounting officer)