Form 10-Q
period 2000-06-30
PENN AKRON CORP
filed 2000-08-15
CIK 748210

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                 to
                                   ---------------    ----------------

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

Transitional Small Business Disclosure Format (check one):    YES [ ]  NO [X]

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             PENN-AKRON CORPORATION

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                    June 30,     December 31,
                                                                     2000            1999
                                                                  ----------     ------------
CURRENT ASSETS:
  Cash in bank                                                    $    2,056      $      100
  Accounts receivable                                              8,998,088       3,981,395
  Other receivables                                                   28,146          22,808
  Employee advances                                                   43,116           2,000
  Refundable deposits                                                  4,380           4,380
  PrinVest Corp. escrow for OneWeb                                        --         205,000
  Prepaid maintenance and training costs                             224,000         224,000
  Deferred financing costs                                                --          45,833
                                                                  ----------      ----------

     Total Current Assets                                          9,299,786       4,485,516
                                                                  ----------      ----------

EQUIPMENT, less accumulated depreciation of $5,265 at
 June 30, 2000 and $1,065 at December 31, 1999                        34,543           4,258
                                                                  ----------      ----------

OTHER ASSETS:
  Other assets                                                         3,100           5,116
  Investment in Sanswire.net, LLC                                    206,202              --
  Prepaid maintenance and training costs - long-term                 303,747         415,997
                                                                  ----------      ----------

     Total Other Assets                                              513,049         421,113
                                                                  ----------      ----------

     Total Assets                                                 $9,847,378      $4,910,887
                                                                  ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                                 BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,         December 31,
                                                                        2000               1999
                                                                    ------------       ------------
CURRENT LIABILITIES:
  Line of credit                                                    $  2,871,114       $         --
  Accounts payable and accrued expenses                                6,059,106          3,858,406
  Employee accounts payable                                                   --              1,328
  Accrued compensation                                                   258,833            665,032
  Deferred maintenance and training revenue                              224,000            224,000
                                                                    ------------       ------------

     Total Current Liabilities                                         9,413,053          4,748,766
                                                                    ------------       ------------

DEFERRED MAINTENANCE AND TRAINING
  REVENUE - LONG-TERM                                                    303,997            415,997
                                                                    ------------       ------------

STOCKHOLDERS' EQUITY:
  Common stock, 100 million shares authorized, $.001
      par value, 28,424,662 shares issued and outstanding
      at June 30, 2000; 1,000 shares no par value
      authorized, 500 shares issued and outstanding at
      December 31, 1999                                                   28,425                400
  Paid-in capital                                                        816,995                 --
  Retained earnings (deficit)                                           (715,092)          (254,276)
                                                                    ------------       ------------

      Total Stockholders' Equity                                         130,328           (253,876)
                                                                    ------------       ------------

      Total Liabilities and Stockholders' Equity                    $  9,847,378       $  4,910,887
                                                                    ============       ============

   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                       Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                       2000           1999           2000           1999
                                    ----------      --------      ----------      --------
REVENUES:
  Local school installations        $6,196,383      $     --      $6,196,383      $     --
  Training revenue                      56,000            --         112,000            --
  Lan project                               --         2,313              --         5,008
  T-1 Telecom access                        --         5,405             432        12,506
  Interest income                        4,951            --           6,202            --
                                    ----------      --------      ----------      --------

     Total Revenues                  6,257,334         7,718       6,315,017        17,514
                                    ----------      --------      ----------      --------

DIRECT COSTS:
  Local school installations
     and training                    5,970,155            --       6,028,726            --
  Network operations center                 --            --          36,638            --
  Lan project                               --         2,745              --         2,745
  T-1 Telecom access                        --        12,803           7,740        17,421
  Other                                     --            --           1,233            --
                                    ----------      --------      ----------      --------

     Total Cost of Sales             5,970,155        15,548       6,074,337        20,166
                                    ----------      --------      ----------      --------

GROSS PROFIT                           287,179        (7,830)        240,680        (2,652)
                                    ----------      --------      ----------      --------

EXPENSES:
  Advertising                               --            --           6,000            --
  Amortization                              --            --          45,833            --
  Conventions and exhibits               9,066           541           9,816           541
  Commissions                               --        20,000              --        20,000
  Director's fees                           --        55,137           2,750        55,137
  Interest                                  --         8,854              --        10,668
  Legal and accounting                  74,553        28,307         136,770        28,987
  Meals expense                             --         1,678           1,460         1,909
  Other subcontractors                  23,394         2,308          58,184         6,808
  Printing                                  --         8,177              --         8,408

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three Months Ended                   Six Months Ended
                                               June 30,                            June 30,
                                        2000              1999              2000              1999
                                    ------------      ------------      ------------      ------------

  Rent - office                     $      7,000      $     10,200      $     24,410      $     20,400
  Salaries                               117,083           155,833           334,917           472,220
  Taxes - payroll                          9,719             6,637            24,978             9,668
  Telephone                                  938            31,381            26,721            31,978
  Travel                                   2,662             4,290             9,911             5,007
  Other expenses                          12,010             4,361            19,746             6,134
                                    ------------      ------------      ------------      ------------

     Total Expenses                      256,425           337,704           701,496           677,860
                                    ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE
  PROVISION FOR
  INCOME TAXES                            30,754          (345,534)         (460,816)         (680,512)

PROVISION FOR INCOME
  TAXES                                       --                --                --                --
                                    ------------      ------------      ------------      ------------

NET INCOME (LOSS)                   $     30,754      $   (345,534)     $   (460,816)     $   (680,512)
                                    ============      ============      ============      ============

NET INCOME (LOSS)
  PER SHARE:
  Basic                             $       0.00      $      (0.03)     $      (0.02)     $      (0.07)
                                    ============      ============      ============      ============

  SHARES USED IN COMPUTING
  EARNINGS PER SHARE:
  Basic                               28,162,162        10,194,826        19,352,872        10,194,826
                                    ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                      Retained
                                                                                                     Paid-in          Earnings
                                                                   Shares            Amount          Capital         (Deficit)
                                                                -------------     ------------     ------------     ----------
BALANCE at January 1, 1999                                                500              400     $         --     $   (4,205)

Net loss for the year ended December 31, 1999                              --               --               --       (250,071)
                                                                -------------     ------------     ------------     ----------

BALANCE at December 31, 1999                                              500              400               --       (254,276)

Conversion of note payable to Spherus stock                               500               --          250,000             --

Shares of Penn-Akron outstanding at merger                         10,542,581               --             (800)            --

Recapitalization for change in par value                                   --           10,143          (10,143)            --

Shares issued in merger with Spherus
  Technologies, Inc.                                               17,143,581           17,144          573,676             --

Issuance of common stock for land subscription
  receivable                                                        4,500,000            4,500        1,995,500             --

Issuance of common stock to reserve account                           687,500              688             (688)            --

Issuance of common stock for services                                  50,000               50            4,950             --

Net loss for the six months ended June 30, 2000                            --               --               --       (460,816)
                                                                -------------     ------------     ------------     ----------
                                                                   32,924,662     $     32,925     $  2,812,495     $ (715,092)

Less subscription receivable for land                              (4,500,000)          (4,500)      (1,995,500)            --
                                                                -------------     ------------     ------------     ----------
BALANCE at June 30, 2000                                           28,424,662     $     28,425     $    816,995     $ (715,092)
                                                                =============     ============     ============     ==========



   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months Ended June 30,
                                                                     2000              1999
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from contracts                                    $ 1,292,122       $     7,201
  Cash paid to subcontractors, vendors and employees               (4,972,615)         (253,287)
  Interest paid                                                            --           (10,668)
                                                                  -----------       -----------

    Net Cash Used In Operating Activities                          (3,680,493)         (256,754)
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Sanswire.net, LLC                                    (200,000)               --
  Acquisition of equipment                                            (34,485)           (5,323)
                                                                  -----------       -----------

    Net Cash Used In Investing Activities                            (234,485)           (5,323)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of escrow deposit                                           205,000                --
  Cash received for common stock                                      590,820                --
  Cash received for note payable to stockholder                       250,000                --
  Net change in line of credit                                      2,871,114           260,668
                                                                  -----------       -----------

    Net Cash Provided By Financing Activities                       3,916,934           260,668
                                                                  -----------       -----------

INCREASE (DECREASE) IN CASH                                             1,956            (1,409)

CASH, BEGINNING OF PERIOD                                                 100             6,818
                                                                  -----------       -----------

CASH, END OF PERIOD                                               $     2,056       $     5,409
                                                                  ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     RECONCILIATION OF NET LOSS TO NET CASH
                          USED IN OPERATING ACTIVITIES

                                                                    Six Months Ended June 30,
                                                                     2000               1999
                                                                  -----------       -----------
Net loss                                                          $  (460,816)      $  (680,512)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization                                                         45,833                --
  Depreciation                                                          4,200                --
  Issuance of common stock for services                                 5,000                --
  Increase in accounts receivable                                  (5,016,693)          (10,313)
  Decrease in prepaid maintenance costs                               112,250                --
  Increase in other current assets                                    (46,454)          (25,092)
  Increase in other assets                                             (4,186)               --
  Increase in accounts payable                                      2,199,900            98,123
  Increase (decrease) in accrued expenses                            (407,527)          361,040
  Decrease in deferred maintenance and training revenues             (112,000)               --
                                                                  -----------       -----------

    Net Cash Used In Operating Activities                         $(3,680,493)      $  (256,754)
                                                                  ===========       ===========

                  NONCASH INVESTING AND FINANCING TRANSACTIONS

         During the six months ended June 30, 2000, a $250,000 note payable to stockholder was converted to 500 shares of Spherus common stock prior to the merger.

         During the six months ended June 30, 2000, the Company issued 50,000 shares of common stock for services at $.10 per share.


   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statement included in the financial statements on Form 10-Q of Penn-Akron Corporation (doing business as globalseer.com) for the quarter ended May 31, 2000. In the opinion of management, all adjustments necessary to fairly present the financial position as of June 30, 2000, and the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the statements of cash flows and stockholders' equity for the six months ended June 30, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results for the entire year.

         The Company prepares its financial statements in accordance with generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires management to make estimates when recording transactions resulting from business operations, based on information currently available. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

         The Company elected to change its year-end from February 28th to December 31st. The quarterly financial statement periods have also changed to calendar quarters with the second quarter being June 30, 2000, the date of these financial statements.

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

         RESULTS OF OPERATIONS

         Our revenues increased to $6,315,017 for the six-month period ended June 30, 2000 from $17,514 for the six-month period ended June 30, 1999, an increase of approximately 3,600%. Our revenues increased to $6,257,334 for the three-month period ended June 30, 2000 from $7,718 for the three-month period ended June 30, 1999. This increase for the three- and six-month period ended June 30, 2000 is primarily due to $6,196,383 of revenue recognized for 71 local school installations under Year 2 of our contract with the Metropolitan Regional Educational Service Agency ("MRESA") and $112,000 of training revenue.

         Our current customer is MRESA, an administrative services agency of the Georgia Department of Education. Our contract with MRESA was executed in March 1999 and we began performance thereunder in August 1999. This contract presently continues for a three year period. As of December 31, 1999, we had completed Year 1 of the three years under this contract and installed our services at 192 schools. We began performance on Year 2 of our contract with MRESA in early May 2000. We are currently seeking additional customers.

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

         MRESA has secured funding from the SLD for installations of our services at 71 schools under Year 2 (installations began in May 2000 under our contract with MRESA and are scheduled to be completed by September 30, 2000). We believe that a potential matching commitment from private or local funds for each school for Year 2 of our contract with MRESA has been located. MRESA was successful in securing the required matching commitment for the 192 schools installed in 1999 and we are optimistic that MRESA will secure funding for Year
2. For the first 71 schools to be installed for Year 2, the Company anticipates recognizing in excess of $12 million of revenue.

         Our total cost of sales increased to $6,074,337 for the six-month period ended June 30, 2000 from $20,166 for the same period of 1999. Our total cost of sales increased to $5,970,155 for the three-month period ended June 30, 2000 from $15,548 for the same period of 1999. This increase is due primarily to the delivery of installations of our services to schools under our contract with MRESA. Our expenses increased to $701,496 for the six-month period ended June 30, 2000 from $677,860 for the same period in 1999. Our expenses decreased to $256,425 for the three-month period ended June 30, 2000 from $337,704 for the same period in 1999.

         Because we conduct our business primarily through subcontractors, our expenses did not increase proportionally to our revenue. Our salary expense actually decreased to $334,917 from $472,220 for the six-month period ended June 30, 2000, and decreased to 117,083 for the three-month period ended June 30, 2000, due primarily to operational consolidation. Our legal and accounting expenses increased to $136,770 for the six-month period ended June 30, 2000 from $28,987 for the year earlier period because of litigation described under "Legal Proceedings" in Part II of this Form 10-Q and because of the merger between Spherus Technologies, Inc. and Penn-Akron Corporation. Our legal and accounting expenses increased to $75,553 for the three-month period ended June 30, 2000 from 28,307 for the prior year period for the same reason.

         Our net loss for the six-month period ended June 30, 2000 decreased to ($460,816) from ($680,512) for the prior year period. We had net income of $30,754 and $0.00 net income per share, for the three month period ended June 30, 2000, a significant improvement over a net loss of ($345,534) and ($0.03) net loss per share, for the prior year period. However, we are unable to predict if we will have net income in the coming quarters.

         We have subcontracted with Lynxus, Inc. to implement and install an Internet-based video distribution and multi-media network for installation at elementary and secondary schools participating in the e-rate program under contract with MRESA. Under the terms of this subcontract, we pay a 95% of the funds received from both the SLD and MRESA to Lynxus. This sub-contract also covers the 36-month maintenance and training requirements under the first and second years of our contract with MRESA.

LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets increased to $9,299,786 at June 30, 2000 from $4,485,516 at December 31, 1999. This increase is due primarily to an increase in accounts receivable resulting from performance under our contract with MRESA. Our total current liabilities increased to $9,413,053 as of June 30, 2000 from $4,748,766 at December 31, 1999. This increase is primarily due to an increase in accounts payable, primarily payable to our subcontractors. The resulting working capital deficit decreased to $114,267 at June 30, 2000 from 256,250 at December 31, 1999. We expect to collect the full amounts owed to the Company by both the SLD and MRESA.

         Our total stockholders' equity increased to $130,328 at June 30, 2000 from ($253,876) at December 31, 1999. This increase is primarily due to an increase in paid-in capital resulting from the capital infusion that occurred in connection with the merger transaction in March between Spherus Technologies, Inc. and Penn-Akron Corporation.

         In June 2000 we negotiated a line of credit with PrinVest Corp with a maximum line of credit of $3,500,000. The Company has drawn down approximately $2.8 million on this facility as of August 11, 2000. The Company has a subscription receivable from Tampa Bay Financial in the amount of $2,000,000. See Note 6 to Penn-Akron Corporation's Financial Statements filed in our Report on Form 10-Q for the five-month period ended May 31, 2000.

         We had $2,056 in cash as of June 30, 2000 and $33,170 on August 11, 2000. The Company believes that it will have sufficient liquidity and capital resources to finance its operations for the remainder of 2000; however, if there is a delay in the receipt of funds from our major stockholder or the collection of our receivables, such delay would have a material adverse effect on our liquidity and capital resources.

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

                                       PENN-AKRON CORPORATION



Date: August 14, 2000                  By:     /s/ Christopher J.S. Baker
                                          -----------------------------------------------------------
                                               Christopher J.S. Baker, Chief Financial Officer
                                               (principal financial and accounting officer)