Form 10-Q
period 2000-09-30
PENN AKRON CORP
filed 2000-11-14
CIK 748210

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ----------------

                           Commission File No. 0-12597

                             PENN-AKRON CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                        11-1843262
  ------------------------                  -----------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

              1980 Gallows Road, Suite 200, Vienna, Virginia 22182
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (703) 761-1900
                                 --------------
              (Registrant's telephone number, including area code)

             3455 Peachtree Road, NE, 5th Floor, Atlanta, GA 30326
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes[ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $0.01 par value per share, 34,760,742 shares issued and outstanding as of October 30, 2000.

Transitional Small Business Disclosure Format (check one):   YES [ ] NO  [X]

PART 1

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             PENN-AKRON CORPORATION

                                 BALANCE SHEETS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS


                                                            September 30,      December 31,
                                                                 2000              1999
                                                                 ----              ----
CURRENT ASSETS:
   Cash in bank                                              $   159,248        $      100
   Accounts receivable                                         8,998,088         3,981,395
   Other receivables                                              26,573            22,808
   Employee advances                                             177,567             2,000
   Refundable deposits                                                --             4,380
   PrinVest Corp. escrow for OneWeb                                   --           205,000
   Prepaid maintenance and training costs                        224,000           224,000
   Prepaid expenses                                               52,889                --
   Deferred financing costs                                           --            45,833
                                                             -----------        ----------

      Total Current Assets                                     9,638,365         4,485,516
                                                             -----------        ----------

EQUIPMENT, less accumulated depreciation of $7,365 at
  September 30, 2000 and $1,065 at December 31, 1999              32,443             4,258
                                                             -----------        ----------

OTHER ASSETS:
   Other assets                                                    3,100             5,116
   Investment in Sanswire.net, LLC                               211,201                --
   Loan to Children's Heroes, Inc.                               320,100                --
   Prepaid maintenance and training costs - long-term            246,998           415,997
                                                             -----------        ----------

      Total Other Assets                                         781,399           421,113
                                                             -----------        ----------

      Total Assets                                           $10,452,207        $4,910,887
                                                             ===========        ==========


                                   (Continued)
   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                                 BALANCE SHEETS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,        December 31,
                                                                     2000               1999
                                                                     ----               ----
 CURRENT LIABILITIES:
   Line of credit                                               $  2,871,114         $        --
   Accounts payable and accrued expenses                           6,223,454           3,858,406
   Employee accounts payable                                              --               1,328
   Accrued compensation                                              356,250             665,032
   Deferred maintenance and training revenue                         224,000             224,000
                                                                ------------         -----------

Total Current Liabilities                                          9,674,818           4,748,766
                                                                ------------         -----------

DEFERRED MAINTENANCE AND TRAINING
     REVENUE - LONG-TERM                                             247,997             415,997
                                                                ------------         -----------

 STOCKHOLDERS' EQUITY:
   Common stock, 100 million shares authorized, $.001
     par value, 32,924,662 shares issued and outstanding
     at September 30, 2000; 1,000 shares no par value
     authorized, 500 shares issued and outstanding at
     December 31, 1999                                                32,925                 400
   Paid-in capital                                                 2,606,031                  --
   Less subscription receivable                                     (781,739)                 --
   Retained earnings (deficit)                                    (1,327,825)           (254,276)
                                                                ------------         -----------

       Total Stockholders' Equity                                    529,392            (253,876)
                                                                ------------         -----------

       Total Liabilities and Stockholders' Equity               $ 10,452,207         $ 4,910,887
                                                                ============         ===========



   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                     Three Months Ended              Nine Months Ended
                                        September 30,                  September 30,
                                    2000             1999           2000            1999
                                    ----             ----           ----            ----
REVENUES:
  Local school installations     $      --      $19,345,424     $6,196,383     $19,345,424
  Training revenue                  56,000               --        168,000              --
  Network operations center             --          243,964             --         243,964
  Lan project                           --               --             --           5,008
  T-1 Telecom access                    --               --            432          12,506
  Interest income                    5,000               --         11,202              --
                                 ---------      -----------     ----------     -----------

      Total Revenues                61,000       19,589,388      6,376,017      19,606,902
                                 ---------      -----------     ----------     -----------

DIRECT COSTS:
  Local school installations
    and training                   137,335       18,164,546      6,147,778      18,164,546
  Network operations center             --          613,476         22,745         613,476
  Lan project                           --               --             --           2,745
  T-1 Telecom access                    --            5,119          7,740          22,541
  Other                                 --          161,779         33,408         161,779
                                 ---------      -----------     ----------     -----------

      Total Cost of Sales          137,335       18,944,920      6,211,671      18,965,087
                                 ---------      -----------     ----------     -----------

GROSS PROFIT                       (76,335)         644,468        164,346         641,815
                                 ---------      -----------     ----------     -----------

EXPENSES:
  Advertising                           --               --          6,000              --
  Amortization                          --               --         45,833              --
  Commissions                           --               75             --          20,075
  Consulting                        64,101               --         69,101              --
  Conventions and exhibits              --               --          9,816             541
  Director's fees                       --               --          2,750          55,137
  Insurance expense                 14,554               --         14,554              --
  Interest                              --            8,421             --          19,090
  Legal and accounting             198,947          280,130        335,717         309,117
  Meals expense                         --            2,426          1,460           4,336



                                   (Continued)
   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                              STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------



                                     Three Months Ended              Nine Months Ended
                                      September 30,                    September 30,
                                 2000             1999             2000              1999
                                 ----             ----             ----              ----

  Other subcontractors       $     10,589      $     6,911     $     68,773      $     13,719
  Rent                              7,880           14,214           32,290            37,340
  Salaries                        191,879          110,000          526,796           583,330
  Taxes - payroll                  15,900              701           40,878            10,369
  Telephone                         1,202           19,604           27,923            51,576
  Travel                           22,517            2,849           32,428             7,856
  Other expenses                    8,829              980           23,576            12,795
                             ------------      -----------     ------------      ------------

  Total Expenses                  536,398          446,311        1,237,895         1,125,281
                             ------------      -----------     ------------      ------------

INCOME (LOSS) BEFORE
  PROVISION FOR
  INCOME TAXES                   (612,733)         198,156       (1,073,549)         (483,466)

PROVISION FOR INCOME
  TAXES                                --               --               --                --
                             ------------      -----------     ------------      ------------

NET INCOME (LOSS)            $   (612,733)     $   198,156     $ (1,073,549)     $   (483,466)
                             ============      ===========     ============      ============

NET INCOME (LOSS)
  PER SHARE:
  Basic                      $      (0.02)     $      0.02     $      (0.04)     $      (0.05)
                             ============      ===========     ============      ============

SHARES USED IN COMPUTING
  EARNINGS PER SHARE:
  Basic                        32,924,662       10,194,826       32,924,662        10,194,826
                             ============      ===========     ============      ============


   The accompanying notes are an integral part of these financial statements.

                             PENN-AKRON CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                     Common Stock                                Retained
                                              -------------------------        Paid-in            Earnings         Subscription
                                                Shares          Amount         Capital           (Deficit)          Receivable
                                              -----------      --------      ------------       ------------       ------------

BALANCE at January 1, 1999                            500      $    400      $         --       $     (4,205)      $         --

Net loss for the year ended
     December 31, 1999                                 --            --                --           (250,071)                --
                                              -----------      --------      ------------       ------------       ------------

BALANCE at December 31, 1999                          500           400                --           (254,276)                --

Conversion of note payable to
     Spherus stock                                    500            --           250,000                 --                 --

Shares of Penn-Akron
     outstanding at merger                     10,542,581            --              (800)                --                 --

Recapitalization for change in
      par value                                        --        10,143           (10,143)                --                 --

Shares issued in merger with
Spherus Technologies, Inc.                     17,143,581        17,144           367,212                 --                 --

Subscription receivable for
     shares sold                                4,500,000         4,500         1,995,500                 --         (2,000,000)

Payment of subscription
     receivable                                        --            --                --                 --          1,218,261

Issuance of common stock to
     reserve account                              687,500           688              (688)                --                 --

Issuance of common stock for
     services                                      50,000            50             4,950                 --                 --

Net loss for the nine months
ended September 30, 2000                               --            --                --         (1,073,549)                --
                                              -----------      --------      ------------       ------------       ------------

BALANCE at September 30, 2000                  32,924,662      $ 32,925      $  2,606,031       $ (1,327,825)      $   (781,739)
                                              ===========      ========      ============       ============       ============


              The accompanying notes are an integral part of these
                             financial statements.

                             PENN-AKRON CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                      2000               1999
                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from contracts                                      $  1,348,123       $      7,201
Cash paid to subcontractors, vendors and employees                  (5,563,121)        (1,433,646)
Interest paid                                                               --            (19,090)
                                                                  ------------       ------------

Net Cash Used In Operating Activities                               (4,214,998)        (1,445,535)
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Sanswire.net, LLC                                       (200,000)                --
Loan to Children's Heroes, Inc.                                       (320,100)                --
Acquisition of equipment                                               (34,485)            (5,323)
                                                                  ------------       ------------

Net Cash Used In Investing Activities                                 (554,585)            (5,323)
                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of escrow desposit                                             205,000                 --
Cash received for common stock                                       1,602,617                 --
Cash received for note payable to stockholder                          250,000                 --
Net change in line of credit                                         2,871,114          1,498,673
                                                                  ------------       ------------

Net Cash Provided By Financing Activities                            4,928,731          1,498,673
                                                                  ------------       ------------

INCREASE IN CASH                                                       159,148             47,815

CASH, BEGINNING OF PERIOD                                                  100              6,818
                                                                  ------------       ------------

CASH, END OF PERIOD                                               $    159,248       $     54,633
                                                                  ============       ============

              The accompanying notes are an integral part of these
                             financial statements.

                             PENN-AKRON CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
--------------------------------------------------------------------------------


                     RECONCILIATION OF NET LOSS TO NET CASH
                          USED IN OPERATING ACTIVITIES

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                       2000               1999
                                                                  -------------       -------------

Net loss                                                          $  (1,073,549)      $    (483,466)
 Adjustments to reconcile net loss to net cash used in
operating activities:
  Amortization                                                           45,833                  --
  Depreciation                                                            6,300                  --
  Issuance of common stock for services                                   5,000                  --
  Increase in accounts receivable                                    (5,016,693)        (19,599,701)
  Decrease in prepaid maintenance costs                                 168,999                  --
  Increase in other current assets                                     (227,841)            (25,886)
  Increase in other assets                                               (9,185)                 --
  Increase in accounts payable                                        2,364,248           6,605,728
  Increase (decrease) in accrued expenses                              (310,110)         12,057,790
  Decrease in deferred maintenance and training revenues               (168,000)                 --
                                                                  -------------       -------------

Net Cash Used In Operating Activities                             $  (4,214,998)      $  (1,445,535)
                                                                  =============       =============


                  NONCASH INVESTING AND FINANCING TRANSACTIONS

     During the nine months ended September 30, 2000, the Company issued 4.5 million shares of common stock for a subscription receivable of $2 million.

     During the nine months ended September 30, 2000, a $250,000 note payable to stockholder was converted to 500 shares of Spherus common stock prior to the merger.

     During the nine months ended September 30, 2000, the Company issued 50,000 shares of common stock for services at $.10 per share.


              The accompanying notes are an integral part of these
                             financial statements.

                             PENN-AKRON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statement included in the financial statements on Form 10-Q of Penn-Akron Corporation (doing business as globalseer.com) for the quarter ended May 31, 2000. In the opinion of management, all adjustments necessary to fairly present the financial position as of September 30, 2000, and the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the statements of cash flows and stockholders' equity for the nine months ended September 30, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

         The Company elected to change its year-end from February 28th to December 31st. The quarterly financial statement periods have also changed to calendar quarters with the second quarter being June 30, 2000.

2.       CONTINGENCY

         In September 2000, the Company terminated its subcontract with Lynxus, Inc. to deliver, install and test software and hardware at the Company's customer locations. The Company is being sued by Lynxus for payment of outstanding invoices of approximately $500,000. The Company has a counterclaim against Lynxus in excess of $3.3 million for funds relating to Year 2 and prepaid training, maintenance and support in Year 1.

                             PENN-AKRON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


         The Schools and Library Division of Universal Services Administrative Company, the primary funding source for MRESA, has stopped payments for the contract pending resolution of these and other matters. The Company has entered into a contract with Domain Networks to provide re-work and ongoing delivery, installation and testing of software and hardware under current contracts with MRESA. An accrual of $58,000 has been made for estimated re-working costs of previously completed contracts.

         At September 30, 2000, accounts receivable were made up as follows:

                  MRESA             $2,653,368      Year 1 matching funds
                                    $2,529,020      Year 2 matching funds

                  SLD               $   81,581      Year 1 installations
                                    $3,595,648      Year 2 installations

                  Lynxus            $ 138,471


The MRESA amount relates to local obligations to be paid from matching contributions that have not yet been pledged. Further, if MRESA does not raise the matching funds for Years 1 and 2, the terms of the SLD grant may not be met and therefore SLD may not fund some part or all of the $3.6 million receivable, or take other action under its contract with MRESA. Accounts payable at September 30, 2000, includes a payable to Lynxus for $5.7 million that the Company believes may not be due to Lynxus if the matching funds are not received by MRESA. The $500,000 represented in the lawsuit by Lynxus against the Company is included in this $5.7 million. Because the ultimate outcome of these matters is not reasonably determinable as of November 7, 2000, no provision for uncollectible amounts or elimination of amounts payable have been recognized.

         The Company is also being sued by a stockholder who was a former employee for approximately $100,000 for termination of his employment contract. The Company has accrued for the compensation element of the claim in these financial statements. The claim also seeks redemption of his common stock for $1 million. Management of the Company believes that the redemption claim against the Company is without merit. Because the ultimate outcome of this matter is not reasonably determinable as of November 7, 2000, the Company has not accrued for the redemption of the common stock.

                             PENN-AKRON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

3.       ACQUISITIONS

         On October 27, 2000, the Company purchased the assets, consisting of contracts, service agreements, licensing agreements, marketing and sales agreements and other intellectual property, of Children's Heroes, Inc. (CHI) for 235,000 shares of Penn-Akron's common stock. The Company also issued 1,260,750 shares of common stock to certain creditors and former employees of CHI for release from liability. The Company entered into employment agreements with three employees of CHI for an initial term of three years and automatically renewing for two additional years. The employees will receive a base salary to be increased by at least 10% annually, quarterly cash bonus equal to 4.2% of the base salary, and incentive compensation under arrangements to be implemented by January 31, 2001. The Company also granted these employees stock options to purchase 900,000 common shares each at various exercise prices, dates and vesting periods.

         At September 30, 2000, the Company had notes receivable from CHI totaling $235,100 due on demand and bearing interest of 9% per annum.

         Summary unaudited financial information for CHI for the period ended September 30, 2000 follows:

         Total assets                       $0
         Total liabilities                  $235,100
         Total revenues                     $0
         Net loss (since inception)         $(235,100)

4.       LEASE OBLIGATIONS

         The Company has entered into a lease for office space in Virginia. This lease begins on October 1, 2000, and expires on November 30, 2002. The future minimum lease payments under this lease are as follows:

         2000             $ 30,464
         2001              138,459
         2002              131,641
                          --------

                          $300,564
                          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of Penn-Akron Corporation (the "Company" or "Penn-Akron") (including the notes thereto) contained elsewhere in this report.

         OVERVIEW

         The Company is currently doing business under the name Penn-Akron, providing single-source, media-technology and curriculum-enhancement solutions to kindergarten through twelfth grade public and private schools. The Company is also examining opportunities to provide new and expanded sources of educational content and other learning services to higher education and corporate training providers. Additionally, on October 6, 2000 the Company's Board of Directors approved an amendment to the Company's Articles of Incorporation to change the name of the Company to "Heroes, Inc" (the "Charter Amendment"). Holders of 17,436,448 shares of common stock approved the Charter Amendment by written consent in lieu of a meeting dated October 30, 2000. The purpose of the name change is to reflect (i) the Company's acquisition of substantially all of the assets of Children's Heroes.com, Inc., a Nevada corporation ("Children's Heroes"), and (ii) the Company's intent to move forward with its business plan of deploying a nation-wide grass roots and on-line marketing system aimed at fund raising for K-12 schools and developing Internet educational tools.
Subject to the stockholder notification requirements under the Securities Exchange Act of 1934, as amended, the corporate name change will become effective upon the filing of the Charter Amendment with the Secretary of State of the State of Nevada. The Company anticipates that such filing will become effective on or about December 4, 2000.

         RESULTS OF OPERATIONS

         Our revenues decreased to $6,376,017 for the nine-month period ended September 30, 2000 from $19,606,902 for the nine-month period ended September 30, 1999, a decrease of approximately 67%. Our revenues decreased to $61,000 for the three-month period ended September 30, 2000 from $19,589,388 for the three-month period ended September 30, 1999. This decrease for the nine- and three-month period ended September 30, 2000 is primarily due to the fact that all local school installations to be performed by us under our contract with the Metropolitan Regional Educational Service Agency ("MRESA") have been suspended pending the completion of an audit of MRESA by Arthur Andersen, LLP.

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

         In August 2000, Arthur Andersen, LLP, began an audit of MRESA. The MRESA contract is currently funded by the SLD of the Universal Service Administrative Company. The audit is part of an ongoing program integrity process initiated by the SLD to insure that applicants to and vendors (beneficiaries) of the E-rate program comply fully with all Federal Communications Commission and SLD program guidelines, rules and regulations. A number of beneficiaries of the SLD program are audited annually. The determination of which beneficiaries are audited is done both randomly and based upon the size of the beneficiary's award. As of the date of this report, the audit of MRESA is still in progress. We, as the service provider of the contract, are also being audited. As of the date of this report, we have invoiced a total of $3,595,647.60 for services performed under our contract for Year 2 of this program to the SLD. All of these invoices have been approved by MRESA. As of the date of this report, $3,595,647.60 remains outstanding and unpaid by the SLD. We anticipate that payment from the SLD for past services performed by us will be forthcoming at the conclusion of the audit.

         Our total cost of sales decreased to $6,211,671 for the nine-month period ended September 30, 2000, from $18,965,087 for the same period of 1999, a decrease of approximately 67%. Our total cost of sales decreased to $137,335 for the three-month period ended September 30, 2000 from $18,944,920 for the same period of 1999. This decrease is due primarily to the suspension of work under our MRESA contract pending the completion of Arthur Andersen, LLP's audit of MRESA. Our expenses increased to $1,237,895 for the nine-month period ended September 30, 2000 from $1,125,281 for the same period in 1999. Our expenses increased to $536,398 for the three-month period ended September 30, 2000 from $446,311 for the same period in 1999. The increase in expenses for the three-month period ended September 30, 2000 is primarily due to an increase in salary expense, resulting from the addition of new management personnel, as well as increased consulting expenses.

         Our net loss for the three-month period ended September 30, 2000 increased to ($612,733) or ($0.02) per share over net income of $198,156 or $0.02 per share for the same period of 1999. We had a net loss of ($1,073,549) or ($0.04) per share, for the nine-month period ended September 30, 2000, compared to a net loss of ($483,466) or ($0.05) per share, for the prior year period. The primary cause of the increase in net loss over prior periods is the decrease in revenue due to the suspension of work under our MRESA contract pending the completion of Arthur Andersen, LLP's audit of MRESA.

         On October 13, 2000, we entered into an asset purchase agreement (the "Transaction Agreement") pursuant to which we purchased substantially all of the assets of Children's Heroes for the aggregate purchase price of 235,000 shares of Common Stock which we issued to Children's Heroes on October 27, 2000 (the "Closing"). Furthermore, at the Closing, we issued 1,228,755 shares of Common Stock to certain creditors of Children's Heroes and its affiliates in consideration for us becoming a beneficiary of certain releases provided by such creditors to Children's Heroes and its affiliates.

         With the purchase of substantially all of the assets of Children's Heroes, we intend to deploy a nationwide grass roots and on line marketing system aimed at fund raising for K-12 schools and developing Internet educational tools. Our sales force is currently working to enroll individuals as well as local and Internet merchants in our fund raising program. The program will allow schools to receive a certain percentage of the proceeds from their community's purchases at participating merchants. We intend to encourage merchants to participate in our fund raising program by providing them with certain transaction services and products. We plan to generate revenues through our fund raising program by receiving a commission from participating merchants on each purchase by an enrolled individual. Furthermore, through our relationships with AT&T, N2H2, Inc., Bidland Systems and Frequent Friends, we intend to resell a number of services such as AT&T Internet access under the name "Children's Heroes", leveraging our relationships with end-user customers and increasing our revenues.

         On September 7, 2000, Lynxus, Inc. ("Lynxus"), one of our contractors, filed Civil Action No. 008872-1 ("Lynxus Suit") against us in the State Court of Fulton County, Georgia. The Lynxus Suit seeks $484,943.13 plus interest, costs, and attorney fees. On October 10, 2000, we filed our affirmative defenses, answer and counterclaim to the Lynxus Suit ("Penn-Akron Counterclaim"). In the Penn-Akron Counterclaim, we deny liability to Lynxus, seek damages in excess of $3,300,000, plus payment of all costs, expenses and attorney fees. The case has been removed to federal court and discovery is just beginning at the time of this filing. Lynxus has failed to perform its obligations under its agreement with us, and has failed and refused to cure its default within the time permitted by the agreement and, therefore, we have formally terminated our agreement with Lynxus.

         As a result of this termination, we are now directly responsible for implementing and installing an internet-based video distribution and multi-media network for installation at elementary and secondary schools participating in the e-rate program under contract with MRESA. Our contract with MRESA also includes a 36-month training program and on-going maintenance. We intend to continue the implementation without any delays, and have the necessary contractor in place to complete the work required under Year 1 of our contract with MRESA.

LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets increased to $9,638,365 at September 30, 2000 from $4,485,516 at December 31, 1999. This increase is due primarily to an increase in accounts receivable resulting from performance under our contract with MRESA. Our total current liabilities increased to $9,674,818 as of September 30, 2000 from $4,748,766 at December 31, 1999. This increase is primarily due to an increase in accounts payable, primarily payable to our subcontractors. The resulting working capital deficit increased to $1,327,825 at September 30,

2000 from $254,276 at December 31, 1999. We expect to collect the full amounts owed to us by both the SLD and MRESA.

         Our total stockholders' equity increased to $529,392 at September 30, 2000 from ($253,876) at December 31, 1999. This increase is primarily due to an increase in paid-in capital resulting from the capital infusion that occurred in connection with the merger transaction in March between Spherus Technologies, Inc. and Penn-Akron Corporation.

         In June 2000 we negotiated a line of credit with PrinVest Corp with a maximum line of credit of $3,500,000. We have drawn down approximately $3 million on this facility as of November 4, 2000. We have a promissory note, dated November 7, 2000, from Tampa Bay Financial, Inc. in the amount of $781,738.59.

         We had $159,248 in cash as of September 30, 2000. We believe that we will have sufficient liquidity and capital resources to finance our operations for the remainder of 2000.

CAUTIONARY STATEMENTS AND RISK FACTORS

         Except for the historical information and discussions herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the Company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain intellectual property rights; quarterly fluctuations in revenue and volatility of stock prices; our ability to attract and retain key personnel; dependence on certain suppliers and subcontractors; our ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors in our other filings with the Securities and Exchange Commission ("SEC").

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

WE HAVE AN UNPROVEN BUSINESS MODEL AND A LIMITED OPERATING HISTORY.

         Because our current operating business, operating under the name Penn-Akron, was established in 1998 and did not commence material operations until 1999, we have a limited operating history on which investors can base an evaluation of our business and prospects. Our income potential is unproven and our business model is unique and will continue to evolve.

         With the purchase of Children's Heroes, we intend to deploy a nationwide grass roots and on-line marketing system. We hope to generate revenue through subscriptions and transactions with local and Internet merchants as well as schools/youth sports parents in our proprietary registration program. This business plan is unproven and we can provide no assurances that it will be successful or generate revenue for the Company.

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

WE ARE DEPENDENT ON THIRD PARTIES TO DEPLOY OUR NETWORK AND SUPPORT IT ONCE INSTALLED.

         We plan to deploy our network to additional schools across the country. We have used, and plan to continue to use, third parties such as OneWeb Systems, AT&T, InfoSpace, Inc. and N2H2, Inc. to install and support the Penn-Akron network. Any changes in the third parties we contract with to install and support our network could cause delays in the deployment of the Penn-Akron network and any inability to install schools according to our plan could limit revenue generated from possible sponsorships, e-commerce and network services. Further, if we do need to hire substitute or additional third-party installers of our network we cannot assure you that we will be able to do so on terms as favorable as our current arrangements, or at all, which could result in higher installation costs to us as well as potential delays in our deployment.

         We also rely on third parties to provide the majority of support necessary to maintain the Penn-Akron network once installed. Any inability to maintain or delays to the maintenance of this equipment could lead to lower revenue.

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

SCHOOLS MAY USE ALTERNATIVE MEANS TO ACQUIRE INTERNET ACCESS OR CONDUCT FUND RAISING, WHICH COULD REDUCE OUR POTENTIAL CUSTOMER BASE AND MAY LEAD TO LOWER THAN EXPECTED REVENUES.

         An immediate attraction of our network is immediate access to media via the Internet. However, for a variety of reasons, schools may decide to use other methods to acquire Internet access and/or conduct fund raising. If schools decide to use means other than deployment of our network, it will limit our user base, and consequently we will have lower than expected revenues. Similarly, if schools decide to use alternative methods to raise funds, it will limit our customer base and we will have lower than expected revenues.

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

         Tampa Bay Financial, Inc., a large shareholder, has provided capital to us in the last few months. Except as provided in the Merger Agreement between Penn-Akron and Spherus Technologies, Inc., Tampa Bay Financial, Inc. is not obligated to make additional capital available to us.

WE ARE DEPENDENT ON THE CONTINUED GROWTH IN USE AND POPULARITY OF OUR NETWORK AND THE INTERNET BY OUR USERS AND OUR ABILITY TO SUCCESSFULLY ANTICIPATE THE FREQUENTLY CHANGING TASTES OF OUR USERS.

         Our business is unlikely to be successful if the popularity of the Internet and related media in schools as an educational tool and among students in general does not continue to increase. Even if the popularity of the Internet and related media does increase, the success of our network in particular depends on our ability to anticipate and keep current with the frequently changing preferences of our users. Any failure on our part to successfully anticipate, identify or react to changes in styles, trends or preferences of our users would lead to reduced interest in and use of the Penn-Akron network.

WE MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER OUR NETWORK.

         We may be subject to claims relating to content that is published on or downloaded from the Penn-Akron network. Such claims might include defamation or trademark infringement and may involve costs to defend potential claims or to indemnify us for all liability that may be imposed. In addition, any claims like this, with or without merit, could require us to change our network in a manner that could be less attractive to our customers and would result in the diversion of our financial resources and management personnel.

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

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES.

         We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to deploy the Penn-Akron network in a timely fashion or to support our users and operations. Recruiting qualified personnel is an intensely competitive and time-consuming process.

PART 2

ITEM 1.  LEGAL PROCEEDINGS.

         On September 7, 2000, Lynxus, Inc. ("Lynxus"), one of our contractors, filed Civil Action No. 008872-1 ("Lynxus Suit") against us in the State Court of Fulton County, Georgia. The Lynxus Suit seeks $484,943.13 plus interest, costs, and attorney fees. On October 10, 2000, we filed our affirmative defenses, answer and counterclaim to the Lynxus Suit ("Penn-Akron Counterclaim"). In the Penn-Akron Counterclaim, we deny liability to Lynxus, seek damages in excess of $3,300,000, plus payment of all costs, expenses and attorney fees. The case has been removed to federal court and discovery is just beginning at the time of this filing. Lynxus has failed to perform its obligations under its agreement with us, and has failed and refused to cure its default within the time permitted by the agreement and, therefore, we have formally terminated our agreement with Lynxus.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 30, 2000, the holders of a majority of the shares of voting stock issued and outstanding of Penn-Akron, acting by written consent in lieu of a meeting, resolved to amend the Company's Articles of Incorporation to change the Company's name to "Heroes, Inc." (the "Charter Amendment"). On the record date of October 30, 2000, 34,760,742 shares of the Company's common stock were outstanding; 17,436,448 shares of common stock voted to approve the Charter Amendment, representing 50.1% of the total outstanding shares of the Company. No further corporate approvals of the Charter Amendment are required. Pursuant to
Section 14(c) of the Securities Exchange Act of 1934, as amended, a Preliminary Information Statement was filed with the SEC on November 2, 2000. The Definitive Information Statement with respect to the Charter Amendment was filed with the SEC and mailed to the stockholders of the Company on November 13, 2000. Stockholder approval for the Charter Amendment will only become effective 20 days following the mailing of the Definitive Information Statement. The Company proposes to file the Charter Amendment with the Secretary of State of the State of Nevada on or about December 4, 2000, upon which the name change will become effective.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         10.1     Employment Agreement between Penn-Akron Corporation and Amer
                  A. Mardam-Bey, executed October 6, 2000

         10.2     Employment Agreement between Penn-Akron Corporation and Tammy
                  L. Lambert, executed October 6, 2000

         10.3 Employment Agreement between Penn-Akron Corporation and Christopher Hutcherson, executed October 27, 2000

         10.4 Employment Agreement between Penn-Akron Corporation and Allen de Castro, executed October 27, 2000

         10.5     Employment Agreement between Penn-Akron Corporation and John
                  C. Schaper, executed October 27, 2000

         10.6     Stock Option Agreement between Penn-Akron Corporation and Amer
                  A. Mardam-Bey, executed October 6, 2000

         10.7 Stock Option Agreement between Penn-Akron Corporation and Tammy L. Lambert, executed October 6, 2000

         10.8 Stock Option Agreement between Penn-Akron Corporation and Christopher Hutcherson, executed October 27, 2000

         10.9 Stock Option Agreement between Penn-Akron Corporation and Allen de Castro, executed October 27, 2000

         10.10 Stock Option Agreement between Penn-Akron Corporation and John C. Schaper, executed October 27, 2000

         10.11 Penn-Akron Corporation Equity Incentive Plan, effective as of October 6, 2000

         27       Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K.

         Current Report on Form 8-K dated July 12, 2000 - reporting Changes in Registrant's Certifying Accountant. This Form 8-K was amended on Form 8-K/A dated October 12, 2000 to include a letter from the former accountants reporting that there were no disagreements with the Registrant during the period ended February 29, 2000 and the period through the termination of the client-auditor relationship.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PENN-AKRON CORPORATION



Date: November 14, 2000       By: /s/ Christopher J.S. Baker
                                 -----------------------------------------------
                                 Christopher J.S. Baker, Chief Financial Officer (principal financial and accounting officer)