Form 10KSB40
period 2000-12-31
HEROES INC
filed 2001-04-09
CIK 748210

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from          to
                                             --------    ----------

                         Commission file number 0-12597

                                  HEROES, INC.
                 (Name of small business issuer in its charter)

                                     NEVADA
                         (State or other jurisdiction of
                         incorporation or organization)

                                   11-1843262
                      (I.R.S. Employer Identification No.)

1980 GALLOWS ROAD, SUITE 200, VIENNA, VIRGINIA 22182      (703) 761-1900
(Address of principal executive offices) (Zip Code) (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                                (Title of class)
                         Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.       $6,437,415

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) AS OF MARCH 30, THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES WAS $2,886,078.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 35,885,754

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). NONE.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                     PART I

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

         Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are reliance on a small number of customers for a larger portion of its revenues, fluctuations in the Company's quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

Item 1.  Description of Business.

History And Organization

         Heroes, Inc. ("Heroes" or the "Company") was incorporated under the laws of the State of Delaware on December 7, 1953, under the name Erie Reinforced Plastic Pipe Company. During 1957, the Company changed its name to Penn-Akron Corporation. The Company was originally incorporated for the purpose of manufacturing plastic pipe, but discontinued these operations in 1973 after a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the District of Connecticut. The Court discharged the Company on October 11, 1978. The Company was dormant from approximately 1973 until 1984.

         From 1984 until approximately March 1, 1987, the Company and its wholly-owned subsidiary, Petroleum Basins Exploration, Inc., were engaged in the business of oil and gas exploration, development and production. The prices for oil and gas declined, and the Company could not afford to continue its oil and gas exploration activities.

The oil and gas properties of the Company were leased to other entities. The Company was unable to renew these leases once they expired. The Company's inability to renew its leases caused the Company to go into inactivity.

         The Company was reactivated in 2000. Pursuant to a Merger Agreement (the "Merger Agreement") dated as of March 23, 2000, between Spherus Technologies, Inc. ("Spherus"), a Georgia corporation, and the Company, all of the outstanding shares of common stock of Spherus were converted into the right to receive 12,319,461 shares of the Company's Common Stock in a transaction in which the Company continued as the surviving corporation and the separate corporate existence of Spherus ceased (the "Merger"). The shares issued to the Spherus shareholders represented approximately 42% of the outstanding Common Stock of the Company following the transaction.

         On December 4, 2000, the Company changed its name to Heroes, Inc. Since that time, the Company has conducted business providing single-source, media-technology and curriculum-enhancement solutions to schools. Heroes is a technology-driven company that specializes in delivering educational content to school classrooms. It provides media-technology and curriculum enhancement solutions to kindergarten through twelfth grade public and private schools. Additionally, Heroes is positioning itself to provide new and expanded sources of educational content and other learning services to both higher education and corporate training environments.

         The original concept for Heroes began in 1998 when Spherus responded to a request from the Metro Regional Educational Services Agency ("MRESA") in Atlanta (a division of the Georgia Department of Education) for specialized video curriculum enhancement for its schools. The resulting comprehensive suite of products and services provided "on-demand" video and was referred to as the MRESAnet 2000 project. In 1999, the Company was awarded a contract for the MRESAnet project. The contract provided for payment totaling $22 million in the first year. In 1999, Spherus recorded $20,097,000 in gross revenues resulting from its work on the MRESAnet project.

         The pilot project was implemented in 192 schools within MRESA's jurisdiction. Stage 1 of the project was completed in 1999 with Stages 2 and 3 anticipated to be completed over the next several years. The Company will maintain responsibility for continuity and contract fulfillment for the MRESAnet project and has the option of using contractors to coordinate, manage and administer performance of the installation of the network components to the MRESA schools. Our primary focus is to replicate the model we developed for the MRESAnet project for use in additional school systems in Georgia and other parts of the United States. The system model created for the project is capable of providing direct-to-the-classroom lesson planning tools, with an accompanying library of supplemental curriculum-enhancement content.

         To supplement our then-existing product line and market potential, on October 13, 2000, we purchased substantially all of the assets of Children's Heroes.com, Inc., a Nevada corporation ("Children's Heroes"). The aggregate purchase price for the assets of Children's Heroes was 235,000 shares of our common stock. Additionally, we issued approximately 1,260,750 shares of our common stock to certain creditors of an affiliate of Children's Heroes, in consideration for certain releases of liability for Children's Heroes.

         With the purchase of Children's Heroes, we intend to deploy a nationwide grass roots and on-line marketing system aimed at K-12 fundraising and developing Internet educational tools. The concept behind the fundraising program is simple. In addition to credit card companies' awarding a participant points towards Frequent Flyer miles, the participant will now be able seamlessly to have those rebate dollars automatically directed to his or her child's school and/or a college education fund by simply shopping at local participating merchants. Instead of students selling candy, wrapping paper or candles to neighbors and friends (a $70 billion industry), the schools ask parents to sign up for the Children's Heroes fundraising program.

         Our sales force is currently working to enroll individuals as well as local and Internet merchants in our fundraising program. The program will allow schools to receive a certain percentage of the proceeds from their community's purchases at the participating merchants. We intend to encourage merchants to participate in our program by providing them with certain transaction services and products. We plan to generate revenues through our fund raising program by receiving a commission from participating merchants on each purchase by an enrolled individual.

         The 200,000-300,000 volunteers to be trained by Heroes staff will solicit parents, grandparents and other family members to join the program on behalf of the schools and their kids. This is a very effective program for both the consumer and commercial markets. The participating commercial entity (such as AT&T) is assured of having a targeted marketing and sales force effort promoting its products at a low customer acquisition cost. Since this is a cause-related marketing approach, with the interests of children and education at heart, consumer retention should be very high. Furthermore, through our relationships with AT&T and Bidland Systems, we intend to resell a number of services (such as AT&T Internet access) under the name "Children's Heroes," leveraging our relationships with end-user customers and increasing our revenues.

         Other product and service offerings include a Children's Heroes brand AT&T Internet access product competitively priced to yield $5 per month per subscriber to the child's school and his or her college fund. In the near future, the company hopes to offer a broadband product that will yield $12 per month.

         The Company is an e-learning integrator and facilitator for K-12 students, parents and teachers. Our focus is on developing relationships to build out the K-12 market at the grassroots community level. First we create new sources of funding for educational institutions, then work closely with the schools to apply that funding to facilitate improved learning for every student. Management believes that this combination will create a groundswell of demand for our services in potentially every community in the United States.

         - Our resources include a variety of learning enhancement tools, educational materials, video libraries, programs and multimedia resources. We can provide turnkey systems including equipment, networks, training and support, delivering curriculum-enhancing multimedia content and lesson planning tools directly to the classroom. We believe that industry leaders must partner with educators and school officials at all levels in order to bring new and improved learning capabilities to the classroom. Teachers must be free to teach without burdensome technological encumbrances, and students must have ready access to effective learning resources to be prepared for the 21st century marketplace. Additionally, school administrators must be able to optimize budget dollars to improve the quality of education everywhere. We can provide schools with extraordinary learning content, cutting edge technology and point-and-click simplicity through the model project we developed for MRESAnet.

Services and Products

         We currently provide and/or facilitate, or plan to provide and/or facilitate, the following services and products:

         -        Online Procurement

         -        K-12 School Fundraising

         -        Web-based community features

                  -        Free e-mail for students, parents, and teachers

                  -        Secure chat rooms for the school and the home

                  -        Free Search engine and database

         - Search engine - a Children's Heroes brand search engine for students, with filtering features that can be configured by the parents and/or the teacher.

Growth Strategy

         The Company is an e-learning integrator and facilitator for K-12 students, parents, and teachers. It provides localized grassroots marketing, training, and fundraising services that generate supplemental community-specific financial support to schools, homes, and commercial entities. Our revenues are derived from:

         -        Children's Heroes fundraising services:

                  - Membership subscriptions through credit card registration

                  - Telecom subscriptions through ISP, cellular, and filtering

                  -        Click-on e-commerce rebates

                  -        Point-of-Sale commerce rebates

                  -        Portal subscription services

                  -        Merchant acquisition and transaction services

         - Subscription-based services for enhanced education resources for consumers and customized solutions for entire schools and districts

         -        Revenue sharing partnerships and strategic alliances

         - E-procurement for schools as well as merchant and corporate accounts

         - Continued existing revenue through the expansion of the e-rate program

         By the end of 1999, the Heroes, Inc. educational product offering was installed in over 192 schools. In 2000, the the Company commenced installation of the same product offering in more than 71 additional schools. Having proven the feasibility and efficiency of this offering in a regional setting, we now seek to systematically develop other markets for it and expand the Company. The Company intends to adopt a rapid growth strategy, launching in several markets during 2001 and 2002.

         Parent-driven fundraising expands our current business model from the school into the surrounding community. The Company's fundraising is uniquely focused on and designed for the adult consumer, and does not require the involvement of the school children, the method traditionally used in other fundraising activities. Our two community market channels--school and commerce--will allow us to highlight the cause-related marketing power behind our product offering.

         The school channel captures the participation and trust of the parents and the education professionals. The commerce channel provides a commercial engine for funding education content delivery to schools and homes alike.

         This strategy allows us to use our revenue generation business model to fuel the deployment of educational content services. Leveraging its appeal, we will speed our market penetration and increase revenue potential through our combined offering.

         This integrated strategy will provide substantial market time advantage over e-commerce fundraising portals and other Internet content companies, whose business models continue to be focused on increasing viewership and generating revenues through advertising and the online sale of educational products. These companies continue to focus on Internet marketing rather than relationship marketing and community building.

         Our differentiating advantage centers on our distribution channels. As such, we are able to build long-term customer relationships with the subscribed parents, teachers, schools, and merchants, thus allowing continued avenues for the up-selling of additional educational products and services.

         Other growth strategies include:

         - Growth through innovative outsourcing of the primary sales functions through regionalized or localized independent contractors, who can enhance and further our business goals;

         - Growth through direct sales in cases where specific learning sales opportunities are evident;

         - Growth through relational channels resulting from established relationships with various industry connections; and

         - Growth through opportunistic strategic alliances, joint ventures and/or mergers with industry related companies who can augment, enhance and/or further our business goals, eventually expanding our network beyond the education arena into business and commercial environments.

Outsourcing

         We rely on a number of subcontractors and vendors in connection with the delivery of our service. In addition to proprietary methodology, we bundle the products and services of vendors to satisfy our customers' needs.

Employees

         As of December 31, 2001, the Company had 22 full-time employees and two consultants. We currently have 14 full time employees and five consultants, in addition to our subcontractors, through whom we presently deliver most of our services.

Risk Factors

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

As of March 15, 2001, we had $21,497.07 in cash. Our continuation as a going concern is dependent upon our ability to obtain additional working capital. If adequate financing is not available or is not available on acceptable terms, our ability to meet our capital requirements may be significantly limited and could have a material adverse effect on us and ultimately could impair our ability to continue as a going concern.

CURRENT TRADING MARKET FOR OUR SECURITIES.

Our common stock began trading in May 2000 on the OTC Bulletin Board ("OTCBB"), operated by NASDAQ, under the symbol PNAC. As of December 2000, our symbol changed to HERS. No assurance can be given that an active trading market in our securities will be sustained.

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

WE HAVE AN UNPROVEN BUSINESS MODEL AND A LIMITED OPERATING HISTORY.

Because our current operating business, operating under the name Heroes, Inc., was established in 1998 and did not commence material operations until 1999, we have a limited operating history on which investors can base an evaluation of our business and prospects. Our income potential is unproven and our business model is unique and will continue to evolve. With the purchase of Children's Heroes, we intend to deploy a nationwide grass roots and on-line marketing system. We hope to generate revenue through subscriptions and transactions with local and Internet merchants as well as schools/youth sports parents in our proprietary registration program. This business plan is unproven and we can provide no assurances that it will be successful or generate revenue for the Company. An investor in our common stock must carefully consider the risks and difficulties frequently encountered by companies in an early stage of development, as well as the risks we face due to our participation in a new and rapidly evolving market. Our business strategy may not be successful and we may not successfully overcome these risks.

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

WE ARE DEPENDENT ON THIRD PARTIES TO DEPLOY OUR NETWORK AND SUPPORT IT ONCE INSTALLED.

We plan to deploy our network to additional schools across the country. We have used, and plan to continue to use, third parties such as OneWeb Systems, AT&T, and InfoSpace, Inc. to install and support the Heroes, Inc. network. Any changes in the third parties we contract with to install and support our network could cause delays in the deployment of the Heroes, Inc. network and any inability to install schools according to our plan could limit revenue generated from possible sponsorships, e-commerce and network services. Further, if we do need to hire substitute or additional third-party installers of our network we cannot assure you that we will be able to do so on terms as favorable as our current arrangements, or at all, which could result in higher installation costs to us as well as potential delays in our deployment. We also rely on third parties to provide the majority of support necessary to maintain the Heroes, Inc. network once installed. Any inability to maintain or delays to the maintenance of this equipment could lead to lower revenue.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WE CURRENTLY NEED.

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

Tampa Bay Financial, Inc., a large shareholder, has provided capital to us in the last 15 months. Except as provided in the Merger Agreement between Heroes, Inc., and Spherus Technologies, Inc., Tampa Bay Financial, Inc. is not obligated to make additional capital available to us.

WE ARE DEPENDENT ON THE CONTINUED GROWTH IN USE AND POPULARITY OF OUR NETWORK AND THE INTERNET BY OUR USERS AND OUR ABILITY TO SUCCESSFULLY ANTICIPATE THE FREQUENTLY CHANGING TASTES OF OUR USERS.

Our business is unlikely to be successful if the popularity of the Internet and related media in schools as an educational tool and among students in general does not continue to increase. Even if the popularity of the Internet and related media does increase, the success of our network in particular depends on our ability to anticipate and keep current with the frequently changing preferences of our users. Any failure on our part to successfully anticipate, identify or react to changes in styles, trends or preferences of our users would lead to reduced interest in and use of the Heroes, Inc. network.

WE MAY BE SUBJECT TO LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER OUR NETWORK.

We may be subject to claims relating to content that is published on or downloaded from the Heroes, Inc. network. Such claims might include defamation or trademark infringement and may involve costs to defend potential claims or to indemnify us for all liability that may be imposed. In addition, any claims like this, with or without merit, could require us to change our network in a manner that could be less attractive to our customers and would result in the diversion of our financial resources and management personnel.

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

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OB JECTIVES.

We may not be able to attract and retain the necessary personnel to accomplish our business objectives, and we may experience constraints that will adversely affect our ability to deploy the Heroes, Inc. network in a timely fashion or to support our users and operations. Recruiting qualified personnel is an intensely competitive and time-consuming process.

Item 2.  Description of Property.

         As of December 31, 2001, the Company has an office located at 1980 Gallows Road, Suite 200, Vienna, Virginia 22182. The Company entered into a lease on October 1, 2000 for such office, and the lease expires on November 30, 2002. The rental payments under the lease are $11,424 per month plus annual increases of 4%. The Company also owns some laptop and desktop computers, which constitute its only property.

Item 3.  Legal Proceedings.

         Lynxus, Inc. v. Penn-Akron Corporation n/k/a Heroes, Inc. On September 7, 2001, a subcontractor of the Company, Lynxus, Inc., filed suit against the Company in the United States District Court for the Northern District of Georgia. The claim arises out of a network implementation agreement between the Company and Metropolitan Regional Education Services Agency ("MRESA"). The Company is the general contractor under the agreement, and Lynxus agreed to act as a subcontractor on the project. Lynxus claims that the Company has breached the subcontract, that Lynxus has performed work under the contract, and that Lynxus is entitled to approximately $483,000 plus interest.

         The Company has denied liability and has asserted a counterclaim for damages the Company has suffered as a result of breach of the subcontract by Lynxus. The Company believes its damages exceed $2.8 million.

         In the early stages of this litigation, Lynxus filed a bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia, thereby staying action in the lawsuit. The Company intends to pursue its claims against Lynxus in the bankruptcy.

         Maurice Delamont v. Penn-Akron Corporation n/k/a Heroes, Inc. On August 24, 2000, Maurice Delamont, a former employee of the Company, filed two related actions in state courts in Cobb and Fulton Counties, Georgia. The two actions have been consolidated and are pending as a single arbitration proceeding. Mr. Delamont claims that the Company owes him $1,050,000 arising out of (i) a right to redemption of his stock in the Company, and (ii) a bonus. He also seeks access to certain books and records of the Company. The Company has asserted a counterclaim against Mr. Delamont, claiming that he breached his fiduciary duty and his employment agreement with the Company. The Company maintains that its damages for Mr. Delamont's actions are a defense to his claims and that its actual damages exceed the amount of Mr. Delamont's claims.

         Heroes, Inc. v. Sanswire.Net. The Company is the plaintiff in an action against Sanswire.Net in the Superior Court of Fulton County, Georgia. The Company filed the lawsuit in March 2001, seeking to recover $200,000 in principal, together with accrued interest and attorneys' fees, under the terms of a promissory note. The promissory note was executed by Sanswire.Net on March 1, 2000. Because no answer has yet been filed in the lawsuit, the Company is unaware of what defenses or counterclaims may be asserted by Sanswire.Net.

Item 4.  Submission of Matters to a Vote of Security Holders.

         As of October 30, 2000, pursuant to Section 78.320 of the Nevada General Corporation Law, the Company obtained the written consent of the holders of a majority of the outstanding shares of common stock of the Company for the approval of the change in the Company's name from Penn Akron Corporation to Heroes, Inc. On that date, the number of shares of the Company's common stock outstanding was 34,787,742 shares; the number of shares that consented to approve the aforementioned actions was

17,436,448, representing 50.1% of the outstanding shares of the Company. The Company filed the amendment to the Company's Articles of Incorporation with the Nevada Secretary of State on December 4, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         During the past several years there has been no established trading market for the Company's common stock. The Company's common stock began trading again on May 4, 2000, and is traded on the OTC Bulletin Board under the symbol "HERS." Set forth below is a table summarizing the high and low bid quotations for the Company's common stock during the portion of its last two fiscal years that there has been a trading market.

Summary of Quarterly High and Low Price of Common Stock in 2000

    QUARTER            HIGH BID         LOW BID
    -------            --------         -------

2nd Quarter 2000        $ 5.00          $ 0.75

3rd Quarter 2000        $1.062          $ 0.28

4th Quarter 2000        $ 1.00          $0.312

         The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the cnbc.com web site.

         As of March 31, 2001, there were 2,450 owners of record of the Company's common stock.

         The Company has never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of the Board of Directors of the Company, and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

Sales of Unregistered Securities

         Pursuant to the Merger Agreement with Spherus, in March 2000, the Company issued 15,693,581 shares of restricted Common Stock to the former stockholder of Spherus. The Company also issued 1,000,000 shares of restricted Common Stock to Tampa Bay Financial, Inc., as compensation for financial consulting services in connection with the merger. Such shares were issued to a limited number of sophisticated investors, and the Company believes that such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

         Additionally, in March 2000, the Company issued 4,500,000 shares of restricted Common Stock to Catalyst Communications, Inc., in consideration of a 17-acre tract of undeveloped land in Apex, North Carolina valued at $2,000,000.

         On October 6, 2000, the Company issued 1,000,000 shares of restricted Common Stock to two employees in accordance with the terms of their Employment Agreements. Such shares were issued to a limited number of sophisticated investors, and the Company believes that such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

         On October 27, 2000, the Company issued 1,495,750 shares of restricted Common Stock in connection with the acquisition of Children's Heroes.com. Such shares were issued to a limited number of sophisticated investors, and the Company believes that such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 and under Rule 505 promulgated under such Act.

         On December 5, 2000, the Company issued 400,000 shares of restricted Common Stock to two consulting firms in exchange for performance of management and financial consulting services. Such shares were issued to a limited number of sophisticated investors, and the Company believes that such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion should be read in conjunction with the financial data appearing elsewhere in this report.

Results of Operations

         Our revenues decreased to $6,437,415 for the year ended December 31, 2000 from $20,097,969 for the year ended December 31, 1999. This decrease is due to the fact that fewer schools enrolled in the Company's program in Year 2 of our three-year contract with our current customer, the Metropolitan Regional Educational Service Agency ("MRESA"). We also have not yet submitted additional invoices for additional work to be performed in Year 2, pending the outcome of an audit of MRESA by Arthur Andersen, LLP, and the determination by both the Federal Communications Commission ("FCC") and the SLD as to whether or not the MRESA project shall continue, and under what terms and conditions.

         Our current customer is MRESA, an administrative services agency of the Georgia Department of Education. The MRESA jurisdiction covers more than 11 school districts, and nearly 750 schools. Our contract with MRESA was executed in March 1999, and we began performance thereunder in August 1999. The contract continues for a three-year period. As of December 31, 1999, we had completed Year 1 of the three Years under this contract and had installed our services at 192 schools. All invoices and installations for Year 1 were approved by MRESA. We began performance on Year 2 of our contract with MRESA in early May 2000. Lynxus, Inc. ("Lynxus"), our main contractor at that time, was legally responsible for all performance under the contract, including the procurement and installation of all equipment. We are currently seeking additional customers for our school products and believe that we will expand into a number of states and school districts within the next 12-24 months.

         In August 2000, Arthur Andersen, LLP, began an audit of MRESA. The MRESA contract is currently funded by the SLD. This is a non-profit entity under the jurisdiction of the Federal Communications Commission ("FCC"), that administers funds pursuant to the Federal Telecommunications Act of 1996. The program under which the SLD provides funding to MRESA requires a 10% to 50% matching commitment for each school from private or local funds. The audit is part of an ongoing program integrity process initiated by the SLD to ensure that applicants to and vendors (beneficiaries) of the E-rate program comply fully with all FCC and SLD program guidelines, rules and regulations. A number of beneficiaries of the SLD program are audited annually. The determination of which beneficiaries are audited is done both randomly and based on the size of the beneficiary's award. We, as the service provider of the contract, are also being audited as part of this process. As of the date of this report, we have invoiced a total of $3,595,647.60 for services performed under our contract for Year 2 of this program to the SLD, with all invoices being approved by MRESA. As of the date of this report, all of such amount remains unpaid by the SLD. We anticipate that payment from the SLD for past services performed by us will be forthcoming, subject to the approval by both the FCC and the SLD to continue the MRESA project. This is our first invoice to the SLD for Year 2, and there will be additional invoices for work performed. The total amount of these invoices to the SLD for Year 2, as per our agreement, will eventually exceed $7,000,000.

         Additionally, in October 2000, we purchased substantially all of the assets of Children's Heroes.com, Inc. ("Children's Heroes"). The aggregate purchase price for the assets of Children's Heroes was 235,000 shares of our common stock. We also issued approximately 1,260,750 shares of our common stock to certain creditors of Children's Heroes, Inc., a Washington corporation, and an affiliate of Children's Heroes, in consideration for becoming a beneficiary of certain releases provided by the creditors to Children's Heroes. With the purchase of Children's Heroes, we intend to deploy a nationwide grassroots and on-line marketing system aimed at K-12 fundraising and developing Internet educational tools.

         As part of the Children's Heroes transaction, we acquired certain licensing agreements with Frequent Friends.com, Inc. pursuant to which Frequent Friends.com was to provide software in connection with the Children's Heroes program. We have received from Frequent Friends.com, Inc. a purported notice of default due to non-payment of certain licensing fees under such agreements. We have suspended performance under the agreements due to Frequent Friends.com's failure to perform under the Agreement. We are currently in the process of negotiating agreements with replacement vendors.

         Our total cost of sales decreased to $6,506,416 for the year ended December 31, 2000 from $18,091,538 for the same period of 1999. The decrease is due to the smaller number of schools billed for Year 2 of the MRESA contract. Our expenses increased to $5,327,869 for the year ended December 31, 2000 from $2,256,502 for the same period in 1999. This is due to an increase in payroll and consulting fees, as well as software license and development fees, subcontractor fees, and greater travel and general expenses, in order to implement the Children's Heroes business model and launch the Children's Heroes product and service.

         Our salary expense increased to $2,664,779 from $1,424,860 due primarily to operational expansion and the deployment of the Children's Heroes product and service. As of March 16, 2001, we reduced the salaries of numerous employees and consultants in order to lower payroll expenses and conserve cash flow. Our legal and accounting expenses increased to $540,932 from $60,158 due to litigation described in Item 3. Legal Proceedings.

         On September 7, 2000, Lynxus, Inc. ("Lynxus"), one of our contractors, filed Civil Action No. 008872-1 ("Lynxus Suit") against us in the State Court of Fulton County, Georgia. The Lynxus Suit seeks $484,943.13 plus interest, costs, and attorney fees. On October 10, 2000, we filed our affirmative defenses, answer and counterclaim to the Lynxus Suit ("Counterclaim"). In the Counterclaim, we deny liability to Lynxus, seek damages in excess of $3,300,000, plus payment of all costs, expenses, and attorney fees. We have removed the case to federal court and discovery is just beginning at the time of this filing. Lynxus has failed to perform its obligations under its agreement with us, and has failed and refused to cure its default within the time permitted by the agreement and, therefore, we have formally terminated our agreement with Lynxus. In February 2001, Lynxus filed for Chapter 7 Bankruptcy. Consequently, we believe that the Lynxus civil lawsuit will be dismissed. We are pursuing all legal recourse under the Bankruptcy laws to recover all monies and equipment owed by Lynxus to us.

         As a result of the termination of Lynxus from our MRESA contract, we are responsible for implementing and installing an internet-based video distribution and multi-media network for installation at elementary and secondary schools participating in the e-rate program under contract with MRESA. Our contract with MRESA also includes a 36-month training program and on-going maintenance. We will continue the implementation when permitted by the FCC and the SLD to do so.

Liquidity and Capital Resources

         Our total current assets increased to $9,384,434 at December 31, 2000 from $4,485,516 at December 31, 1999. This increase is due primarily to an increase in accounts receivable resulting from performance under our contract with MRESA. Our total current liabilities increased to $10,623,256 as of December 31, 2000 from $4,748,766 at December 31, 1999. This increase is primarily due to an increase in accounts payable, primarily payable to our subcontractors, and the Company's Line of Credit with PrinVest Corp. However, due to the termination of our main subcontractor, we believe that our accounts payable will fall dramatically, resulting in a stronger balance sheet and greater liquidity for the company. The resulting working capital deficit decreased to ($1,238,822) at December 31, 2000 from ($263,250) at December 31, 1999. We expect to collect the full amounts owed to the Company by both the SLD and MRESA, subject to the approval of the FCC and the SLD.

         Our total stockholders' equity decreased to ($969,053) at December 31, 2000 from ($253,876) at December 31, 1999. This decrease is due to the considerable net loss for the year ended December 31, 2000.

         In June 2000, we negotiated a new line of credit with PrinVest Corp with a maximum line of credit of $3,500,000. We have drawn down approximately $3.13 million on this facility. As of January 5, 2001 we are in default under the PrinVest Corp agreement due to failure to remit payments when due. As a result of such default, the outstanding balance of $3,131,190, was accelerated and became immediately due on January 5, 2001.

         We had $70,268 in cash as of December 31, 2000, and $21,497.07 as of March 15, 2001. Our continuation as a going concern is dependent upon our ability to obtain additional working capital. Tampa Bay Financial, Inc., has agreed in principle to fund us with up to $1.2 million, our working capital needs over the next 90 days. Tampa Bay Financial, Inc., may elect to cease providing such financing at any time. If other adequate financing is not available or is not available on acceptable terms, our ability to meet our capital requirements may be significantly limited and could have a material adverse effect on us and ultimately could impair our ability to continue as a going concern.

Item 7.  Financial Statements.

                                  HEROES, INC.

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                                  HEROES, INC.

                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS:

         Balance Sheets

         Statements of Income

         Statements of Changes in Stockholders' Equity

         Statements of Cash Flows

         Notes to Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
Heroes, Inc.

         We have audited the balance sheets of HEROES, INC. as of December 31, 2000 and 1999, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         Except as discussed below with respect to 1999, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

         As discussed in Note 2 to the financial statements, the Company has significant uncertainty relating to the valuation of certain assets and the completeness of certain liabilities.

         Because of the significance of the matter described in the preceding paragraph, we are unable to express and we do not express, an opinion on the 2000 financial statements referred to in the first paragraph above.

         As of December 31, 1999, we were unable to obtain a confirmation for the receivable balance of $2,972,772 from MRESA; nor were we able to satisfy ourselves as to the carrying value of the receivable by other auditing procedures.

         In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the receivable as of December 31, 1999, the 1999 financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Heroes, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, it current liabilities exceed its current assets, and significant assets and liabilities are subject to significant change in the near term, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ Windham Brannon, P. C.

Atlanta, Georgia
March 21, 2001

                                  HEROES, INC.

                                 BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS

                                                                    2000                1999
                                                                 ----------          ----------
CURRENT ASSETS:
   Cash and cash equivalents                                     $   70,268          $      100
   Accounts receivable                                            8,859,617           3,981,395
   Other receivables                                                 36,145              22,808
   Employee advances                                                  5,025               2,000
   Refundable deposits                                               46,572               4,380
   PrinVest Corp. escrow for OneWeb                                      --             205,000
   Prepaid maintenance and training costs                           318,585             224,000
   Deferred financing costs                                              --              45,833
   Other current assets                                              48,222                  --
                                                                 ----------          ----------

       Total Current Assets                                       9,384,434           4,485,516
                                                                 ----------          ----------

EQUIPMENT, less accumulated depreciation of
   $9,465 as of December 31, 2000 and $1,065
   as of December 31, 1999                                          269,669               4,258
                                                                 ----------          ----------

OTHER ASSETS:
   Other assets                                                         100               5,116
   Prepaid maintenance and training costs - long-term               191,997             415,997
                                                                 ----------          ----------

       Total Other Assets                                           192,097             421,113
                                                                 ----------          ----------

       Total Assets                                              $9,846,200          $4,910,887
                                                                 ==========          ==========

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                                 BALANCE SHEETS
                           December 31, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     2000                  1999
                                                                 ------------          ------------

CURRENT LIABILITIES:
   Line of credit                                                $  3,131,190          $         --
   Accounts payable and accrued expenses                            7,082,892             3,859,734
   Accrued compensation                                               185,174               665,032
   Deferred maintenance and training revenue                          224,000               224,000
                                                                 ------------          ------------

      Total Current Liabilities                                    10,623,256             4,748,766
                                                                 ------------          ------------

DEFERRED MAINTENANCE AND TRAINING
REVENUE - LONG-TERM                                                   191,997               415,997
                                                                 ------------          ------------

STOCKHOLDERS' EQUITY:
   Common stock 100 million shares authorized,
      $.001 par value, 35,840,246 shares issued
      and outstanding at December 31, 2000; 1,000
      shares no par value authorized, 500 shares
      issued and outstanding at December 31, 1999                      35,840                   400
Paid-in capital                                                     4,646,253                    --
Retained earnings (deficit)                                        (5,651,146)             (254,276)
                                                                 ------------          ------------

      Total Stockholders' Equity                                     (969,053)             (253,876)
                                                                 ------------          ------------

      Total Liabilities and Stockholders' Equity                 $  9,846,200          $  4,910,887
                                                                 ============          ============

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                        2000                  1999
                                                    -----------           -----------
REVENUES:
   Local school installations                       $ 6,196,383           $19,532,867
   Training revenue                                     224,000                    --
   Network operations center                                 --               529,064
   Other income                                          17,032                36,038
                                                    -----------           -----------

       Total Revenues                                 6,437,415            20,097,969
                                                    -----------           -----------

DIRECT COSTS:
   Local school installations and training            6,442,523            17,606,527
   Network operations center                             22,745               452,792
   Other                                                 41,148                32,219
                                                    -----------           -----------

       Total Direct Costs                             6,506,416            18,091,538
                                                    -----------           -----------

GROSS PROFIT (LOSS)                                     (69,001)            2,006,431
                                                    -----------           -----------

EXPENSES:
   Assignment fees                                           --               129,075
   Bad debt expense                                     216,600                    --
   Consulting                                           523,248                    --
   Depreciation and amortization                         54,233               230,232
   Interest and other bank fees                         398,547               186,335
   Legal and accounting                                 540,932                60,158
   Marketing fees                                       131,827                18,297
   Payroll taxes                                         71,000                41,867
   Rent                                                  67,061                49,501


                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                  2000                   1999
                                             ------------           ------------

   Salaries                                     2,664,779              1,424,860
   Software license and development               129,050                     --
   Telephone                                       67,062                 63,030
   Travel                                         234,524                  9,442
   Other expenses                                 229,005                 43,705
                                             ------------           ------------

       Total Expenses                           5,327,869              2,256,502
                                             ------------           ------------

LOSS BEFORE PROVISION FOR INCOME
   TAXES                                       (5,396,870)              (250,071)

PROVISION FOR INCOME TAXES                             --                     --
                                             ------------           ------------

NET LOSS                                     $ (5,396,870)          $   (250,071)
                                             ============           ============

NET LOSS PER SHARE:
   Basic                                     $      (0.19)          $      (0.02)
                                             ============           ============

SHARES USED IN COMPUTING NET LOSS
   PER SHARE:
   Basic                                       27,752,906             10,194,826
                                             ============           ============



   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                 Common Stock
                                                 ------------                                   Retained
                                                                             Paid-in            Earnings          Subscription
                                             Shares         Amount           Capital            (Deficit)          Receivable
                                             ------         ------           -------            ---------          ----------

BALANCE at January 1, 1999                       500        $   400        $        --         $    (4,205)        $        --

Net loss                                          --             --                 --            (250,071)                 --
                                          ----------        -------        -----------         -----------         -----------

BALANCE at December 31, 1999                     500            400                 --            (254,276)                 --

Conversion of note payable to
  Spherus stock                                  500             --            250,000                  --                  --

Shares of Penn-Akron
  outstanding at merger                   10,542,581             --               (800)                 --                  --

Recapitalization for change in
  par value                                       --         10,143            (10,143)                 --                  --

Shares issued in merger with
Spherus Technologies, Inc.                17,143,581         17,144            476,952                  --                  --

Subscription receivable for
  shares sold                              4,500,000          4,500          1,995,500                  --          (2,000,000)

Payment of subscription
  receivable                                      --             --                 --                  --           2,000,000

Issuance of common stock for
  acquisition of Children's Heroes         1,495,750          1,496             (1,496)

Issuance of common stock to
  reserve account                            687,500            687               (687)                 --                  --

Issuance of common stock for
  services                                 1,469,834          1,470          1,936,927                  --                  --

Net loss                                          --             --                 --          (5,396,870)                 --
                                          ----------        -------        -----------         -----------         -----------

BALANCE at December 31, 2000              35,840,246        $35,840        $ 4,646,253         $(5,651,146)        $        --
                                          ==========        =======        ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                 2000                 1999
                                                             -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from contracts                              $ 1,318,593         $ 16,121,978
   Cash paid to subcontractors, vendors and employees         (6,251,353)         (15,784,056)
   Interest received                                                  --                5,018
   Interest paid                                                      --              (69,335)
                                                             -----------         ------------

       Net Cash Provided By (Used In) Operating
           Activities                                         (4,932,760)             273,605
                                                             -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Sanswire.net, LLC                              (200,000)                  --
   Acquisition of equipment                                     (273,811)              (5,323)
                                                             -----------         ------------

       Net Cash Used In Investing Activities                    (473,811)              (5,323)
                                                             -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line of credit                                2,732,643                   --
   Cash received for note payable to stockholder                 250,000                   --
   Cash received for common stock                              2,494,096                   --
   Deferred financing costs paid                                      --             (275,000)
                                                             -----------         ------------

       Net Cash Provided By (Used In) Financing
           Activities                                          5,476,739             (275,000)
                                                             -----------         ------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                   70,168               (6,718)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                           100                6,818
                                                             -----------         ------------

CASH AND CASH EQUIVALENTS, END OF
   YEAR                                                      $    70,268         $        100
                                                             ===========         ============


                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                     RECONCILIATION OF NET LOSS TO NET CASH
                   (USED IN) PROVIDED BY OPERATING ACTIVITIES


                                                                  2000                1999
                                                              -----------         -----------

Net loss                                                      $(5,396,870)        $  (250,071)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                   54,233             230,232
   Issuance of common stock for services                        1,938,397                  --
   Write off of investment in Sanswire.net, LLC                   216,600                  --
   Cash flows resulting from changes in:
      Accounts receivable                                      (4,878,222)         (3,970,973)
      Prepaid maintenance costs                                   129,415            (639,997)
      Escrow for OneWeb                                           205,000            (205,000)
      Other assets                                               (118,361)            (24,188)
      Accounts payable                                          3,222,358           3,828,481
      Accrued expenses                                            (81,310)            665,124
      Deferred maintenance and training revenues                 (224,000)            639,997
                                                              -----------         -----------

      Net Cash Provided By (Used In) Operating
         Activities                                           $(4,932,760)        $   273,605
                                                              ===========         ===========

                  NONCASH INVESTING AND FINANCING TRANSACTIONS

         During the year ended December 31, 2000, the Company issued 4.5 million shares of common stock for a subscription receivable of $2 million.

         During the year ended December 31, 2000 a $250,000 note payable to a stockholder was converted to 500 shares of Spherus common stock prior to the merger.

         During the year ended December 31, 2000, the Company issued 1,469,834 shares of common stock for services at $.10-$.83 per share or $1,938,397 expense.

         During the year ended December 31, 2000, the Company issued 1,495,750 shares of common stock for the purchase of Children's Heroes, Inc. to former owners and creditors.

         During the year ended December 31, 2000, the Company issued 687,500 shares of common stock to a reserve account.

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Heroes, Inc. (the Company) is in the business of providing turnkey installations of an internet-based video distribution and multimedia network to school districts primarily in metropolitan Atlanta, Savannah and Brunswick, Georgia. On December 7, 2000, the Company changed its name from Penn-Akron Corporation to Heroes, Inc.

         On March 13, 2000, the Penn-Akron Corporation (Penn-Akron) changed its domicile from the state of Delaware to Nevada and changed its authorized common capital stock from 10,000,000 shares with a par value of $0.1 to 100,000,000 shares with a par value of $.001. On March 24, 2000, Penn-Akron acquired all the outstanding stock of Spherus Technologies, Inc. (Spherus), doing business as globalseer.com, in a stock for cash and stock merger, accounted for as a purchase transaction whereby Spherus was deemed to be the acquirer. The stockholders of Spherus received 17,143,581 shares of common stock of the Penn-Akron, including 1,000,000 shares issued as commission for the acquisition. After the acquisition, the former stockholders of Spherus had received over 50% of the outstanding shares of Penn-Akron.

         The financial statements for 1999 include the accounts of Spherus only. At the date of merger, Penn-Akron had $800 of liabilities and ($800) in equity consisting of $942,469 in paid in capital and ($943,269) in retained earnings (deficit). There was no activity in Penn-Akron for the prior 12 months.

         On October 27, 2000, the Company purchased the assets, consisting of contracts, service agreements, licensing agreements, marketing and sales agreements and other intellectual property, of Children's Heroes, Inc. (CHI) through the issuance of 1,495,750 shares of Penn-Akron's common stock to former owners and creditors of CHI. Total liabilities of CHI were $235,100 and net loss since inception was $235,100, CHI had no revenue prior to the acquisition. The CHI division earns a rebate for fundraising through Internet E-commerce and purchases at bricks and mortar merchants. The Company has expensed all costs incurred in developing the marketing plan for the CHI business.

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

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

         Deferred financing costs are being amortized over the term of the line of credit utilizing the straight-line method.

         Equipment is stated at original cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to five years.

         Basic income (loss) per share is calculated by dividing net income
(loss) by the weighted average shares outstanding after the stock split. The Company issued contingent shares to three stockholders on January 1, 2000 to be earned over 5 years. Because these contingent shares and stock options issued are antidilutive in nature, the Company does not report fully diluted loss per share.

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to use the intrinsic value method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

2.       CONTRACT WITH METROPOLITAN REGIONAL EDUCATIONAL SERVICE AGENCY

         The Company has a contract with Metropolitan Regional Educational Service Agency (MRESA) to provide a turnkey installation of an internet-based satellite video distribution and multimedia system ("MRESAnet 2000 Project") to be installed in phases. The contract may collectively include up to approximately 700 schools in 14 school districts primarily in the Atlanta Metropolitan area and surrounding counties, plus Savannah and Brunswick.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


         The funds for this project are provided from a Federal program administered through the Schools and Library Division (SLD) of the Universal Service Administrative Company. The program requires a matching commitment of 10-80% for each school from private or local funds. The agreement is automatically renewed for subsequent phases of the MRESAnet 2000 Project to the extent that SLD funding or other alternative funding remains available to fund the financial requirements of this program. The Company received a funding letter from the SLD for Year/Phase 1 and Year/Phase 2.

         A summary of the contract terms for each phase is as follows:

                                               December 31, 2000          December 31, 1999
                                                (Year/Phase 2)              (Year/Phase 1)
                                               --------------------------------------------
         Number of approved schools                        71                         192
         Completed installations                            -                         192
         Installations partially complete                  71                           -
         Approximate fee for each school             $174,000                    $105,000
         Approximate gross revenues               $12 million                 $20 million

         The Company subcontracted with Lynxus, Inc. to coordinate and manage the delivery, installation and testing requirements relating to the MRESA contract for all schools in 11 out of the 14 school districts for Years 1 and 2. During 1999 (Year 1), Lynxus completed the installation of 152 schools. Lynxus has completed the initial site surveys and purchased the equipment for installation at the 71 schools for Year 2. Management estimates that this approximates one-half of the work involved in the complete installation, accordingly one-half of the revenues and expenses have been recognized in the December 31, 2000, income statement.

         In September 2000, the Company terminated its subcontract with Lynxus. The Company is being sued by Lynxus for payment of outstanding invoices of approximately $500,000. The Company has a counterclaim against Lynxus in excess of $3.3 million for funds relating to Year 2 and prepaid training, maintenance and support related to Year 1. Lynxus filed for bankruptcy in 2001. As of March 21, 2001, the bankruptcy is still pending.

         The Company has entered into a contract with Domain Networks to provide re-work and ongoing delivery, installation and testing of software and hardware under current contracts with MRESA. At December 31, 2000, an accrual of $58,000 had been made for estimated re-working costs of previously completed contracts.

         The SLD has stopped payments for the contract pending resolution of these and other matters. At December 31, 2000, accounts receivable was made up as follows:

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                MRESA                 $2,653,368  Year 1 matching funds
                                      $2,529,020  Year 2 matching funds

                SLD                   $   81,581  Year 1 installations
                                      $3,595,648  Year 2 installations

         The MRESA receivable relates to matching obligations to be paid from contributions or other local funds. If MRESA does not raise the matching funds for Years 1 and 2, the terms of the SLD grant may not be met and the SLD may not fund some part of or all of the $3.6 million receivable, and may require refund of all Year 1 money paid to the Company of approximately $18 million. In 2000 and 1999, 58% and 88%, respectively, of revenues were funding received from the SLD.

         Accounts payable at December 31, 2000, includes a payable to Lynxus for $5.8 million that management believes may not be due to Lynxus if the matching funds are not obtained by MRESA. The outstanding invoices detailed in the lawsuit by Lynxus against the Company are included in this $5.8 million.

         Because of the uncertainties related to the Lynxus bankruptcy and the MRESAnet 2000 Project matching requirements, recorded accounts receivable, accounts payable and accrued re-working costs are subject to significant change in the near term. Because the ultimate outcome of these matters is not reasonably determinable as of March 21, 2001, no reserves for uncollectible amounts or changes in accounts payable have been recognized.

3.       CONTINGENCIES

         The Company is also being sued by a stockholder who was a former employee for approximately $100,000 for termination of his employment contract. The Company has accrued for the compensation element of the claim in these financial statements. The claim also seeks redemption of his common stock for $1 million. Management of the Company believes that the redemption claim against the Company is without merit. Because the ultimate outcome of this matter is not reasonably determinable as of March 21, 2001, the Company has not accrued for the redemption of the common stock.

         On March 21, 2001, the Company was notified of its default under the terms of a licensing contract related to Children Heroes. The licensee is demanding immediate payment of $55,000, which it says is in arrears. If the Company fails to pay this sum by April 5, 2001, the licensee has threatened a lawsuit. The Company vigorously disputes that they are in arrears with respect to these fees. The Company also believes that the licensee has not performed its obligations under the contract, and will contest any lawsuit as a result of this matter.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


4.       GOING CONCERN

         As displayed in the accompanying financial statements, the Company has suffered recurring losses from operations, its current liabilities exceed its current assets, and significant assets and liabilities are subject to significant change in the near term. These matters raise substantial doubts about the ability of the Company to continue in existence as a going concern. Management plans with respect to continuing as a going concern include primarily two areas. First, to devote appropriate resources to obtain a quick and favorable resolution of the matters related to its MRESAnet 2000 Project. Second, to begin substantial operations in the Children's Heroes division, which management believes will provide a profit to the Company. Management recognizes that additional working capital will be required for the Company to be successful in achieving these goals. Accordingly, continuation of the Company as a going concern is dependent upon obtaining additional working capital, either through additional equity funding or loans with appropriate repayment terms.

         By letter dated March 1, 2001, the primary investor of the Company has committed to invest an additional $1.2 million over the next 90 days.

5.       LINE OF CREDIT

         At December 31, 1999, the Company had an $11,000,000 line of credit through March 2000 with PrinVest Corp. The agreement contained covenants the Company must meet on a monthly basis. The Company's cash, accounts receivable, equipment, contract rights, and all other assets were used to secure the agreement. Interest was payable at Prime plus 5.75% per annum, calculated on a per diem basis, on the net outstanding balance of monies advanced to, or on behalf of the Company. Loan origination fees of $275,000 were capitalized and amortized over the life of the agreement. There was no amount outstanding on this line of credit at December 31, 1999.

         The Company signed a new agreement with PrinVest Corp. on June 7, 2000, for a maximum line of credit of $3,500,000. This agreement includes a commitment fee of 3% at the time of the initial funding, a credit facility fee of 1% of the credit line, and a servicing fee of 1% on the outstanding amount. Interest is payable at prime plus 2% per annum on the outstanding balance. The covenants and collateral discussed above also apply to the new agreement. The Company received notice on January 5, 2001, that it is deemed by PrinVest to be in default under this agreement due to failure to remit payments when due. The balance at December 31, 2000 of $3,131,190 was accelerated and became immediately due on January 5, 2001. Interest and servicing fees continue to accrue, including additional default interest in the amount of 4% per annum.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


6.       INCOME TAXES

         Income tax expense for the years ended December 31, 2000 and 1999, is made up as follows:

                                                2000              1999
                                            -----------         ---------

         Current                            $        --         $      --
         Deferred                            (2,023,000)         (360,000)
         Change in valuation reserve          2,023,000           360,000
                                            -----------         ---------

         Income tax expense                 $        --         $      --
                                            ===========         =========


         There are no temporary differences giving rise to deferred tax assets and liabilities. At December 31, 2000, the Company had approximately $6,100,000 of unused operating tax loss carryforwards. Approximately $710,000 of the remaining loss carryforwards expire from 2001 through 2002. The remaining loss carryforward ($5,390,000) expires from 2014 through 2015. Because utilization of the income tax loss carryfoward is not assured, a valuation reserve in an amount equal to the net deferred tax asset has been provided.

         At December 31, 2000 and 1999, deferred tax assets and liabilities consisted of the following:

                                                    2000              1999
                                                -----------         ---------

         Deferred tax asset:
             Operating loss carryforward        $ 2,383,000         $ 360,000
             Valuation reserve                   (2,383,000)         (360,000)
                                                -----------         ---------

                                                $        --         $      --
                                                ===========         =========


7.       SUBSCRIPTION RECEIVABLE

         In March 2000, the Company acquired certain contract rights to 16 1/2 acres of commercial property (with an estimated value by management of $2,800,000 subject to a mortgage of $800,000) from an existing stockholder for the issuance of 4.5 million post split shares of the Company. The Company had the right to sell the property and realize net cash proceeds of at least $2 million. The Company could elect not to sell this property, whereby the stockholder would be obligated to purchase the property from the Company at a net purchase price of $2 million. As of December 31, 2000, the stockholder had contributed $2 million to satisfy this obligation.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


8.       EMPLOYMENT AGREEMENTS

         At December 31, 2000, there were employment agreements which provided for grants of 1,019,834 shares of common stock and options to purchase 6,370,000 shares of common stock over various exercise prices, dates and vesting periods.

         At December 31, 1999, there were employment agreements which provided for performance bonuses to 3 employees/stockholders in the amount of the greater of $140,000 or 3% of earnings before interest, taxes, depreciation and amortization (EBITDA), to be paid by the end of calendar year 1999. In addition, the Company agreed to pay another employee/stockholder a bonus of $220,000 for the year ended December 31, 1999. The Company accrued $640,000 for these agreements at December 31, 1999. At December 31, 2000, approximately $45,000 of this amount is left to be paid.

9.       STOCK TRANSACTIONS, GRANTS AND OPTIONS

         On April 10, 1987, Penn-Akron completed a reverse common stock split of selected shares, by the consent of the effected stockholders, amounting to two shares of the outstanding stock for one share, resulting in a reduction of 3,152,877 in the outstanding shares. The available records have been insufficient to verify the completion of the stock split. There were other errors in the Penn-Akron stockholder records during the years 1953 through 1981 in which some of the stockholders were erroneously deleted from the stockholder list. Management has issued 687,500 shares into a reserve account to be used in the event of any valid claims from the possible errors outlined above. Management believes the reserve of shares of 687,500 is adequate for any possible future claim.

         As part of the merger between the Company and Spherus, certain Spherus stockholders were granted additional shares of stock upon the accomplishment of certain earn out goals. The term of this Earn Out is for five fiscal years beginning January 1, 2000. This Earn Out provides that the Company shall issue four additional shares of its common stock among the eligible stockholders for every dollar of annual income (as defined in the agreement) achieved by the Company for each such fiscal year in excess of the amount necessary to earn $0.15 per share for the Company in the year. No additional shares relating to this agreement have been earned through December 31, 2000.

         As part of the acquisition of CHI, the Company issued 1,260,750 shares of common stock to certain creditors and former employees of CHI for release from liability. The Company entered into employment agreements with three employees of CHI for an initial term of three years and automatically renewing for two additional years. The employees will receive a base salary to be increased by at least 10% annually, quarterly cash bonus equal to from 2.7% to 4.2% of the base salary, and incentive compensation under arrangements to be implemented by January 31, 2001. The Company also granted these employees stock options to purchase 1.8 million common shares each at various exercise prices, dates and vesting periods.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


         The Company has a stock option plan that provides for the granting of stock options to officers and key employees. The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. The Company is authorized to grant options for up to 11,264,304 common shares under the 2000 Equity Incentive Plan, of which 6.3 million have been granted. Options for 3.7 million shares were issued at an exercise price of $.11 per share, which is less than the $.40 per share fair value at the date of grant. These options vest 12.5% per quarter for 2 years. The Company recognized $1,069,300 of compensation expense related to these options in 2000 based on the difference between the fair value and the option exercise price. The remaining options were granted at prices which are either equal to or above the fair value of the stock on the date of grant, vest over 2, 3, or 5 year period, and expire ten years after the grant date.

         The status of the Company's stock options are summarized below:

                                                                         Weighted
                                                     Number of            Average
                                                      Shares          Exercise Price
                                                     ---------        --------------

         Outstanding at December 31, 1999                   --            $  --
         Granted                                     6,300,000             0.53
         Exercised                                          --               --
         Canceled                                           --               --
                                                     ---------            -----

         Outstanding at December 31, 2000            6,300,000            $0.53
                                                     =========            =====

         Options exercisable at:
            December 31, 2000                          225,000            $0.68
            December 31, 2001                        2,550,000             0.31
            December 31, 2002                        2,550,000             0.31
            December 31, 2003                          300,000             1.36
            December 31, 2004                          337,500             1.80
            December 31, 2005                          337,500             1.80

         The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Accordingly, other than the 3.7 million options mentioned above, no compensation cost has been recognized for stock options, since all options were granted at an exercise price equal to or greater than the fair market value of the common stock

                                  HEROES, INC.
                                  ------------

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


at the date of grant. Had compensation expense for the Company's stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.


                                         2000                    1999
                                    -------------             -----------
         Net loss
             As reported            $  (5,396,870)            $  (250,071)
             Pro forma                 (5,401,370)               (250,071)
         Loss per share
             As reported            $       (0.19)            $     (0.02)
             Pro forma                      (0.19)                  (0.02)


         The weighted average fair value of options granted during 2000 estimated on the date of grant using the Black-Scholes option-pricing model was $.42. The fair value of options granted is estimated on the date of grant using the following assumptions: dividend yield of 0%, expected volatility of 167%, risk-free interest rate range of 5.75% to 6.0% depending on grant date, and an expected life ranging from 2 - 5 years. Summary information about the Company's stock options outstanding at December 31, 2000, is as follows:

                                        Weighed
                                        Average
                                      Contractual        Weighed                              Weighed
      Range of        Outstanding      Periods In        Average       Exercisable at         Average
   Exercise Price     at 12/31/00        Years       Exercise Price      12/31/2000       Exercise Price
   --------------     -----------        -----       --------------      ----------       --------------

    $0.11 - $0.43      4,500,000         2.00           $ 0.17                  -              $   --
    $0.68 - $1.87      1,800,000         3.38             1.44            225,000                0.68
    -------------     ----------         ----            -----           --------              ------

    $0.11 - $1.87      6,300,000         2.39           $ 0.53            225,000              $ 0.68
    =============     ==========         ====           ======           ========              ======


10.      INVESTMENT

         The Company invested $200,000 in a promissory note of Sanswire.net, LLC, an organization with which the Company was considering doing business. Interest accrued at 10% per annum. On December 31, 2000, the Company formally demanded payment of the $200,000 plus accrued interest of $16,600. The Company has fully reserved for this receivable.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



11.      LEASE OBLIGATIONS

         The Company has entered into a lease for office space in Virginia. This lease began on October 1, 2000, and expires on November 30, 2002. The future minimum lease payments under this lease are as follows:

                  2001              $ 138,459
                  2002                131,641
                                    ---------

                                    $ 270,100
                                    =========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

     NONE


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Management

         Members of the Company's Board of Directors are elected by the Company's shareholders at each annual meeting of shareholders, to hold office until their successors are elected and qualified. The executive officers are appointed by the Board of Directors of the Company and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of the Company.

         There are no arrangements or understandings whereby the directors or the executive officers of the Company are elected and there are no family relationships between any of such persons.

         The following table sets forth, as of March 31, 2001, certain information regarding the directors and executive officers of the Company:

         Name                Age                         Position
         ----                ---                         --------

Amer A. Mardam-Bey            39        Chief Executive Officer, President and Director

Christopher J.S. Baker        36        Chief Financial Officer and Director

Tammy L. Lambert              32        Chief Operations Officer and Director

Christopher R. Smith          39        Director

Carl L. Smith                 58        Director


         Set forth below is certain information concerning each of the directors and executive officers of the Company. Unless otherwise indicated, the principal occupation listed for each individual has been his principal occupation for the past five years.

AMER A. MARDAM-BEY, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Since October 2000, Amer A. Mardam-Bey has served as our President, Chief Executive Officer and a director. Mr. Mardam-Bey has over 18 years of professional experience. Prior to joining Heroes, Mr. Mardam-Bey co-founded Drawbridge, LLC, a professional management services firm, specializing in assisting companies in their early growth stages. At Drawbridge, Mr. Mardam-Bey advised domestic and international high technology and educational companies in their organizational, corporate governance, financial, marketing and sales efforts. Prior to founding Drawbridge, Mr. Mardam-Bey co-founded and served as Chief Operating Officer for ATCALL, Inc., a long distance reseller and prepaid services provider. Responsible for the day-to-day activities, Mr. Mardam-Bey built the structure and processes necessary to manage the organization's projected growth. He managed the implementation of the organization's overall objectives, oversaw the preparation of budgets based on corporate goals and growth objectives. Mr. Mardam-Bey led the organization through a three-company merger, including the integration of the various business units, multiple product lines and personnel resources. One of his key achievements was leading the company to two extraordinary revenue growth awards, placing 2nd and 5th in 1998 and 1999, respectively within the top 50 companies in the Greater Washington Metro Area. Mr. Mardam-Bey holds a BA, in Business Administration for Management and Public Policy from New England College, New Hampshire/University of Sussex, United Kingdom; as well as Masters of Business Administration with a concentration in Marketing and International Business from The American University, Washington D.C., Kogod College of Business Administration. Mr. Mardam-Bey resigned from his position at ATCALL on December 7, 1999. In early 2000, it filed for protection from creditors under the United States bankruptcy laws and was subsequently sold to Equalnet.

CHRISTOPHER J.S. BAKER, CHIEF FINANCIAL OFFICER AND DIRECTOR. Christopher Baker joined us in 2000 and serves as our Chief Financial Officer and a member of our Board of Directors. Mr. Baker is responsible for our day-to-day financial affairs and reports directly to the Board of Directors. Mr. Baker's duties also include asset and cash management and allocation, corporate finance and reporting activities, financial planning and budgeting, investor relations, and business development. Prior to joining us, Mr. Baker worked with Atlin Investments from 1997 through 1999, in an entrepreneurial role, where he structured deals and obtained financing for companies in the high-tech, Internet, media and real estate industries. Mr. Baker has worked with institutions, specialist boutiques, venture capital firms and private investors. Prior to Atlin Investments, Mr. Baker worked directly within the business empire of a senior member of the Saudi royal family. Mr. Baker was headquartered in London, England, and worked with and reported directly to the CEO, and was responsible for investment management, including equity and real estate investments, acquisitions, and financial placements in conjunction with large banks and institutions. Baker holds an MBA from the University of Chicago, as well as a Master's degree (M.Sc) from the London School of Economics, and a BA (Honours), concentration History and Politics, from the University of York.

TAMMY L. LAMBERT, CHIEF OPERATIONS OFFICER AND DIRECTOR. Since October 2000, Tammy L. Lambert has served our Chief Operating Officer. Ms. Lambert has over 10 years of operational management experience in the telecommunications, customer service, and training industries. She also has extensive political and lobbying expertise, having previously served as the Manager of Government Relations for a Washington D.C.- based trade association. She holds a Bachelors Degree in both English and Political Science from St. Mary's College and a Master's certification in Instructional Systems Design.

Prior to joining Heroes, Lambert co-founded Drawbridge, LLC, a professional management services firm, specializing in assisting companies in their early growth stages. At Drawbridge, Lambert advised domestic and international high technology and educational companies in their sales, marketing and operational efforts. Before founding Drawbridge, Lambert served as Vice President of Operations for ATCALL, Inc., a long distance reseller and prepaid services provider. In this role, she successfully implemented drastic cost reduction processes, launched an international consultancy and built a state-of-the-art inbound customer service center that became one of the company's core competencies.

CHRISTOPHER R. SMITH, DIRECTOR. Christopher R. Smith has been a director since October 2000. Mr. Smith is a founder and principal of Hallman-Smith Consulting, Inc. and C.A. Investments, LLC. Mr. Smith is a private equity investment banker and business consultant. Mr. Smith is currently the Chairman of Hallman-Smith Consulting, Inc., Atlanta, Georgia. Smith began his career as a principal of an Atlanta based magnetic media storage facility with 14 franchisees nationally. Upon sale of the company, Smith subsequently spent eight years with Aluminum Company of America (Alcoa) as a start-up specialist, creating subsidiaries and divisions in the manufacturing and distribution sector of the Commercial Rolled Products and Aerospace Division. Concurrently, Smith and his spouse purchased a failing software development and network integration firm, F1, Inc. and built a solid multi-million dollar firm specializing in Local Area Network design and customized database software applications. After selling F1, Inc., Smith co-founded several firms in the telecommunications and Internet industry. Smith was a co-founder of LatCom International, LLC, a prepaid telephone card manufacturing and distribution firm specializing in the Hispanic markets throughout the United States. Concurrently, Smith co-founded Rent-A-Line, LLC, a prepaid local telephone exchange firm (CLEC). LatCom and Rent-A-Line telephone companies were consequently sold to Charter Communications International, Inc., now Telscape Communications (TSCP) NASDAQ, which integrates telecommunications and Internet facilities throughout Central and South America. Smith joined the Charter management team for one and a half years, integrating Charter's US acquisitions operationally as well as participating in the start-up of subsidiaries for C-Com in Caracas, Venezuela, Panama City, Panama, and Cancun, Mexico.

CARL L. SMITH, DIRECTOR. Carl Smith has been a director since October 2000. Mr. Smith is an entrepreneur in marketing, sales and business development. Mr. Smith has served as the CEO of DNAPrint genomics (and its predecessor in interest) from 1994 to present. During that period, while DNAPrint's predecessor in interest was known as Catalyst Communications, Inc., Catalyst and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. Catalyst emerged from bankruptcy court protection in 1999. Mr. Smith has also served on the Board of Directors of Diversified Resources Group, Inc. from 1994 to 1996 and from April 1999 to present. In 1997, Diversified Resources Group, Inc. and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. It emerged from bankruptcy court protection in July 1999. Mr. Smith also serves on the Boards of Directors of CDX.com, Inc. and American Communications Enterprises, Inc.

         On March 26, 2001, Kenneth M. Herman resigned as a director of the Company. On March 21, 2001, Christopher Hutcherson tendered his resignation as President of Business Development of the Company. Mike Galbraith, VP of Fundraising and Community Outreach, resigned from the Company on March 23, 2001. On March 23, 2001, the Company terminated the employment of Robert Henslee, the VP of Technology.

Item 10. Executive Compensation.

         The following table sets forth the compensation paid by the Company to its executive officers in 2000.


                                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                 Long Term
                                             -------------------                 Compensation
                                                                                 ------------

     Name and Position          Year (1)   Salary ($)        Bonus ($)        Securities underlying
                                                                                   options (#)

Amer Mardam-Bey                   2000      $ 55,000        $230,000 (2)            2,500,000
  Chief Executive Officer

Christopher J.S. Baker            2000      $110,000        $      0                        0
  Chief Financial Officer

Kenneth Herman                    2000      $110,000        $      0                        0
  Vice President

NOTES:

(1) No named executive officer was employed by the Company prior to the year
    2000.
(2) Includes $215,000 paid in the form of 500,000 shares of common stock, valued at $0.43 per share.


         The following table sets forth the options granted by the Company to its executive officers in 2000.

                                         OPTION GRANTS IN LAST FISCAL YEAR


         Name         Securities underlying     % of Total      Exercise       Market Price          Expiration
                           options (#)       Options Granted  Price ($/Sh)    on Date of Grant           Date

Amer Mardam-Bey               400,000             6.35%          $0.43             $0.43           October 6, 2010
Amer Mardam-Bey             2,100,000            33.33%          $0.11             $0.43           October 6, 2010


All options described herein vest ratably over the 8 calendar quarters beginning October 6, 2000, provided the employee continues to be employed by the Company.

         The following table sets forth the aggregate options outstanding at the end of 2000.

             AGGREGATED FISCAL YEAR-END OPTION VALUES


      Name                     Securities underlying
                               unexercised options (#)

                                   Exercisable/
                                   Unexercisable

Amer Mardam-Bey                          625,000
                                       1,875,000

No options were in the money as of the date of this Report.


Employment Agreements

         On October 6, 2000, the Company entered into an employment agreement with Amer A. Mardam-Bey, its chief executive officer. The agreement commenced on October 6, 2000 and expires on October 5, 2002, subject to automatic renewal for successive one-year periods unless either party elects not to renew the agreement. The agreement requires Mr. Mardam-Bey to serve as chief executive officer of the Company and provides for him a base salary of $240,000 per year. In addition, if the performance of the Company and Mr. Mardam-Bey are satisfactory to the Company's board of directors, the agreement provides for payment to Mr. Mardam-Bey of a quarterly cash bonus in the amount equal to 6.25% of his base salary, or $15,000.

         In connection with the execution of the employment agreement, the Corporation granted to Mr. Mardam-Bey 500,000 shares of the Company's common stock, all of which was vested as of that date. In accordance with the Penn-Akron Corporation Stock Option Plan, the Company granted to Mr. Mardam-Bey an option to purchase 400,000 shares of the Company's common stock at an exercise price of $0.43 per share. The options vest as to one-eighth of such options at the end of each quarterly period of service under the agreement. In accordance with the Penn-Akron Corporation Stock Option Plan, the Company granted to Mr. Mardam-Bey an option to purchase 2,100,000 shares of the Company's common stock at an exercise price of $0.11 per share. The options vest as to one-eighth of such options at the end of each quarterly period of service under the agreement. The agreement provides that in the event of a Change of Control (as defined in the Penn-Akron Corporation Stock Option Plan), or in the event that Mr. Mardam-Bey's employment is terminated by the Company without cause, the vesting of all such options shall be accelerated.

         The employment agreement prohibits Mr. Mardam-Bey from competing with the Company for a period of one year after termination of employment. In the event that his employment is terminated by the Company without cause and other than as a result of Mr. Mardam-Bey's death or disability, Mr. Mardam-Bey is entitled to all salary and bonus that would have been payable for the remaining term of the contract. In addition, certain terminations by Mr. Mardam-Bey, denominated terminations "for good reason," are deemed to be terminations without cause. Terminations for good reason include reductions in Mr. Mardam-Bey's compensation, material diminution of his authority or duties and relocation of the Company's headquarters from the Washington, D.C. metropolitan area.

         On January 1, 2000, the Company entered into an employment agreement with Christopher J.S. Baker, its chief financial officer. The agreement commenced on January 1, 2000 and expires on April 1, 2002, subject to automatic renewal for successive one-year periods unless either party elects not to renew the agreement. The agreement requires Mr. Baker to serve as chief executive officer of the Company and provides for him a base salary of $110,000 per year.

         The employment agreement prohibits Mr. Baker from competing with the Company for a period of one year after termination of employment. In the event that his employment is terminated by the Company without cause and other than as a result of Mr. Baker's death or disability, Mr. Baker is entitled to all salary and bonus that would have been payable for the remaining term of the contract. In addition, certain terminations by Mr. Baker, denominated terminations "for good reason," are deemed to be terminations without cause. Terminations for good reason include reductions in Mr. Baker's compensation and material diminution of his authority or duties.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2001 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company;
(iii) each named executive officer; and (iv) all directors and executive officers of the Company as a group.

  Name And Address Of             Amount Of Beneficial
 Beneficial Owner (1)                   Ownership           Percent Of Class(2)
---------------------             --------------------      -------------------

John R. Julian                          3,798,446                  10.6%

Kenneth M. Herman                       3,509,231                   9.8%

ASFT, Inc.                              3,218,739                   9.0%
7701 Iguana Drive
Sarasota, FL  34241

Tampa Bay Financial, Inc.               2,916,422                   8.1%
355 Interstate Boulevard
Sarasota, FL  34240

Amer A. Mardam-Bey                        905,814                   2.5%

Christopher J.S. Baker                  1,573,336                   4.4%

Tammy L. Lambert                          666,672                   1.9%

Christopher R. Smith                      428,000                   1.2%

Carl L. Smith                                   0                     0%

All Officers and Directors as a         2,933,814                   8.2%
Group (5 persons)

(1) Unless otherwise indicated, address is 1980 Gallows Road, Suite 200, Vienna, Virginia 22182.

(2) Based on 35,885,754 shares of Common Stock outstanding on the date of this report.


Item 12.   Certain Relationships and Related Transactions.

         In March 2000, the Company purchased a 17-acre tract of undeveloped land in Apex, North Carolina valued at $2,000,000 from DNAPrint genomics, Inc. (then known as Catalyst Communications, Inc.), for 4,500,000 shares of the Company's common stock. Carl L. Smith, a director of the Company, is Chief Executive Officer and a director of DNAPrint genomics, Inc.

         In connection with the Merger Agreement with Spherus, in March 2000, the Company issued 1,000,000 shares of restricted Common Stock to Tampa Bay

Financial, Inc., a significant stockholder of the Company. Carl L. Smith, a director of the Company, is a director and officer of Tampa Bay Financial, Inc.

         In September and November 2000, the Company paid consulting fees and expenses totaling $76,918 to Drawbridge, LLC, a professional management services firm specializing in assisting companies in their early growth stages. Drawbridge, LLC is controlled by the Company's Chief Executive Officer and President, Amer A. Mardam-Bey, and its Chief Operating Officer, Tammy L. Lambert. The consulting fees and expenses were earned by Drawbridge, LLC prior to the date that Mr. Mardam-Bey and Ms. Lambert joined the Company as officers. These fees and expenses were paid by the Company and totaled.

         In December 2000, the Company granted Hallman-Smith Consulting, Inc. 200,000 shares of common stock as compensation for management and financial consulting services. Christopher R. Smith, a director of the Company, controls Hallman-Smith Consulting, Inc.

         In December 2000, the Company granted Bay Forest Limited 200,000 shares of common stock as compensation for management and financial consulting services. Bay Forest Limited is controlled by Ibrahim Mardam-Bey, the brother of the Company's Chief Executive Officer and President, Amer A. Mardam-Bey.


Item 13.          Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         3(i).1 Articles of Incorporation (previously filed as Exhibit 3.(i) to the Company's Current Report on Form 8-K, filed April 11,
                  2000).

         3(ii) Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed on July, 31, 2000).

         10.1 Financing and Security Agreement between PrinVest Financial Corp. and the Company, executed June 8, 2000 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on July 31, 2000).

         10.2 Promissory Note, executed June 8, 2000, from the Company to PrinVest Financial Corp. (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on July 31,
                  2000).

         10.3 Obligation to Forward Payments by the Company to PrinVest Financial Corp., executed June 8, 2000 (previously filed as
                  Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on July 31, 2000).

         10.4 Employment Agreement between the Company and Amer A. Mardam-Bey, executed October 6, 2000 (previously filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2000).

         10.5 Employment Agreement between the Company and Tammy L. Lambert, executed October 6, 2000 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2000).

         10.6 Employment Agreement between the Company and Christopher Hutcherson, executed October 27, 2000 (previously filed as
                  Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2000).

         10.7 Employment Agreement between the Company and Allen de Castro, executed October 27, 2000 (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2000).

         10.8 Employment Agreement between the Company and John C. Schaper, executed October 27, 2000 (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2000).

         10.9 Stock Option Agreement between the Company and Amer A. Mardam-Bey, executed October 6, 2000 (previously filed as
                  Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2000).

         10.10 Stock Option Agreement between the Company and Tammy L. Lambert, executed October 6, 2000 (previously filed as Exhibit
                  10.7 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2000).

         10.11 Stock Option Agreement between the Company and Christopher Hutcherson, executed October 27, 2000 (previously filed as
                  Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2000).

         10.12 Stock Option Agreement between the Company and Allen de Castro, executed October 27, 2000 (previously filed as Exhibit
                  10.9 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2000).

         10.13 Stock Option Agreement between the Company and John C. Schaper, executed October 27, 2000 (previously filed as
                  Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2000).

         10.14 Penn-Akron Corporation Equity Incentive Plan, effective as of October 6, 2000 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed on November 14,
                  2000).

         10.15    Heroes, Inc. 2001 Executive Equity Compensation Plan.

         10.16 Employment Agreement between the Company and Christopher J.S. Baker, executed January 1, 2000

         10.17 Employment Agreement between the Company and Kenneth Herman, executed January 1, 2000

         (b) Reports on Form 8-K. On October 12, 2000, the Company filed an amendment to its Current Report on Form 8-K filed July 12, 2000, reporting a change in principal accountant. On November 2, 2000, the Company filed a Current Report on Form 8-K, reporting (i) the Children's Heroes acquisition (see Item 1 of this Annual Report), (ii) the MRESA audit (see Item 1 of this Annual Report), and (iii) the Lynxus litigation (see Item 3 of this Annual Report).


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Heroes, Inc.


                                               By: /s/
                                                  -----------------------------
                                                  Amer Mardam-Bey, President

                                               Date:    April 6, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                            TITLE                             DATE
      ---------                            -----                             ----


 /s/ Amer Mardam-Bey                    Chief Executive                    April 6, 2001
---------------------------            Officer, Director
Amer Mardam-Bey



 /s/ Christopher J.S. Baker             Chief Financial Officer,           April 6, 2001
---------------------------            Director
Christopher J.S. Baker


 /s/ Tammy L. Lambert               Chief Operations Officer,           April 6, 2001
--------------------------            Director
Tammy L. Lambert



 /s/ Christopher R. Smith           Director                            April 6, 2001
--------------------------
Christopher R. Smith



 /s/ Carl L. Smith                  Director                            April 6, 2001
--------------------------
Carl L. Smith

                                  EXHIBIT INDEX


                    Number                       Exhibit
                    ------                       -------

                    10.15               Heroes, Inc. 2001 Executive Equity
                                        Compensation Plan.

                    10.16 Employment Agreement between the Company and Christopher J.S. Baker, executed
                                        January 1, 2000

                    10.17               Employment Agreement between the Company
                                        and Kenneth Herman, executed January 1,
                                        2000