Form 10-Q
period 2001-03-31
HEROES INC
filed 2001-06-11
CIK 748210

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001
                                        ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ----------------

                           Commission File No. 0-12597

                                  HEROES, INC.
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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.001 par value per share, 40,285,760 shares issued and outstanding as of June 11, 2001.

Transitional Small Business Disclosure Format (check one):   YES [ ] NO  [X]

PART 1

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  HEROES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                     March 31,
                                                                        2001         December 31,
                                                                    (Unaudited)          2000
                                                                    -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                                        $      150        $   70,268
   Accounts receivable                                               8,859,617         8,859,617
   Other receivables                                                    26,596            36,145
   Employee advances                                                     4,076             5,025
   Refundable deposits                                                  46,572            46,572
   Prepaid maintenance and training costs                               70,501           318,585
   Other current assets                                                 48,222            48,222
                                                                    ----------        ----------

      Total Current Assets                                           9,055,735         9,384,434
                                                                    ----------        ----------

EQUIPMENT, less accumulated depreciation of
  $11,565 as of December 31, 2001 and $9,465
  as of December 31, 2000                                              540,813           269,669
                                                                    ----------        ----------

OTHER ASSETS:
   Other assets                                                            100               100
   Prepaid maintenance and training costs - long-term                       --           191,997
                                                                    ----------        ----------

      Total Other Assets                                                   100           192,097
                                                                    ----------        ----------

      Total Assets                                                  $9,596,648        $9,846,200
                                                                    ==========        ==========

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31,
                                                                   2001            December 31,
                                                               (Unaudited)             2000
                                                               ------------        -------------

CURRENT LIABILITIES:
   Line of credit                                              $  3,240,395        $  3,131,190
   Accounts payable and accrued expenses                          7,580,167           7,025,958
   Employee accounts payable                                         33,372              56,934
   Accrued compensation                                             431,656             185,174
   Deferred maintenance and training revenue                             --             224,000
                                                               ------------        ------------

      Total Current Liabilities                                  11,285,591          10,623,256
                                                               ------------        ------------

DEFERRED MAINTENANCE AND TRAINING
REVENUE - LONG-TERM                                                      --             191,997
                                                               ------------        ------------

STOCKHOLDERS' EQUITY:
   Common stock 100 million shares authorized,
      $.001 par value, 39,855,258 shares issued
      and outstanding at March 31, 2001;
      35,840,246 shares issued and outstanding at
      December 31, 2000                                              39,855              35,840
   Paid-in capital                                                5,907,990           4,646,253
   Retained earnings (deficit)                                   (7,636,788)         (5,651,146)
                                                               ------------        ------------

      Total Stockholders' Equity                                 (1,688,943)           (969,053)
                                                               ------------        ------------

      Total Liabilities and Stockholders' Equity               $  9,596,648        $  9,846,200
                                                               ============        ============

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended March 31,
                                                             2001              2000
                                                          ----------        ----------

REVENUES:
   Training revenue                                       $       --        $   56,000
   Other income                                                   --             1,682
                                                          ----------        ----------

      Total Revenues                                              --            57,682
                                                          ----------        ----------

DIRECT COSTS:
   Local school installations and training                    31,208            56,750
   Other                                                          --             2,256
                                                          ----------        ----------

      Total Direct Costs                                      31,208            59,006
                                                          ----------        ----------

GROSS PROFIT (LOSS)                                          (31,208)           (1,324)
                                                          ----------        ----------

EXPENSES:
   Advertising                                                62,271                --
   Consulting                                                244,500                --
   Depreciation and amortization                               2,100            48,320
   Interest and other bank fees                              109,206                --
   Insurance                                                  68,856                --
   Legal and accounting                                      113,697            69,981
   Noncompete agreement                                       53,333                --
   Other subcontractors                                           --            14,623
   Payroll taxes                                             114,218            15,260
   Rent                                                       39,961            17,410

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                    2001                2000
                                                ------------        ------------

   Salaries                                          742,740             217,833
   Software license and development                  151,261                  --
   Telephone                                          45,489              25,783
   Travel                                             75,213               7,249
   Other expenses                                    131,591              29,089
                                                ------------        ------------

       Total Expenses                              1,954,434             445,548
                                                ------------        ------------

LOSS BEFORE PROVISION FOR INCOME
   TAXES                                          (1,985,642)           (446,872)

PROVISION FOR INCOME TAXES                                --                  --
                                                ------------        ------------

NET LOSS                                        $ (1,985,642)       $   (446,872)
                                                ============        ============

NET LOSS PER SHARE:
   Basic                                        $      (0.05)       $      (0.04)
                                                ============        ============

SHARES USED IN COMPUTING NET LOSS
   PER SHARE:
   Basic                                          36,334,419          10,543,581
                                                ============        ============

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    Common Stock                                Retained
                                              ------------------------        Paid-in           Earnings        Subscription
                                                Shares         Amount         Capital          (Deficit)         Receivable
                                              ----------      --------      ------------      ------------      ------------

BALANCE at January 1, 2000                           500      $    400      $         --      $   (254,276)     $         --

Conversion of note payable to
   Spherus stock                                     500            --           250,000                --                --

Shares of Penn-Akron
   outstanding at merger                      10,542,581            --              (800)               --                --

Recapitalization for change in
   par value                                          --        10,143           (10,143)               --                --

Shares issued in merger with
   Spherus Technologies, Inc.                 17,143,581        17,144           476,952                --                --

Subscription receivable for
   shares sold                                 4,500,000         4,500         1,995,500                --        (2,000,000)

Payment of subscription receivable                    --            --                --                --         2,000,000

Issuance of common stock for
   acquisition of Children's Heroes            1,495,750         1,496            (1,496)

Issuance of common stock to
   reserve account                               687,500           687              (687)               --                --

Issuance of common stock for
   services                                    1,469,834         1,470         1,936,927                --                --

Net loss for the year ended
   December 31, 2000                                  --            --                --        (5,396,870)               --
                                              ----------      --------      ------------      ------------      ------------

BALANCE at December 31, 2000                  35,840,246        35,840         4,646,253        (5,651,146)               --

Issuance of common stock to
   employees for services and                    695,012           695           159,307                --                --
   expenses

Capital contributions                                 --            --           275,750                --                --

Issuance of common stock for
   private placement                           3,320,000         3,320           826,680                --                --
   memorandum

Net loss for the three months
   ended March 31, 2001                               --            --                --        (1,985,642)               --
                                              ----------      --------      ------------      ------------      ------------

BALANCE at March 31, 2001                     39,855,258        39,855         5,907,990        (7,636,788)               --
                                              ----------      --------      ------------      ------------      ------------

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                   2001                2000
                                                               ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from contracts                                $         --        $    999,189
   Cash paid to subcontractors, vendors and
      employees                                                    (902,624)         (1,137,015)
   Interest received                                                     --                  --
   Interest paid                                                         --                  --
                                                               ------------        ------------

      Net Cash Used In Operating Activities                        (902,624)           (137,826)
                                                               ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Sanswire.net, LLC                                       --            (150,000)
   Acquisition of equipment                                        (273,244)            (34,485)
                                                               ------------        ------------

      Net Cash Used In Investing Activities                        (273,244)           (184,485)
                                                               ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received for note payable to stockholder                         --             250,000
   Cash received for common stock                                 1,105,750             345,800
                                                               ------------        ------------

      Net Cash Provided By Financing Activities                   1,105,750             595,800
                                                               ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      (70,118)            273,489

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                           70,268                 100
                                                               ------------        ------------

CASH AND CASH EQUIVALENTS, END OF
   YEAR                                                        $        150        $    273,589
                                                               ============        ============

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     RECONCILIATION OF NET LOSS TO NET CASH
                   (USED IN) PROVIDED BY OPERATING ACTIVITIES

                                                                Three Months Ended March 31,
                                                                   2001               2000
                                                               ------------        ----------

Net loss                                                       $ (1,985,642)       $ (446,872)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                      2,100            47,928
   Issuance of common stock for services                            160,002             5,000
   Cash flows resulting from changes in:
      Escrow for OneWeb                                                  --           205,000
      Accounts receivable                                                --           998,757
      Prepaid maintenance costs                                     440,081            48,735
      Other assets                                                   10,497            (1,496)
      Accounts payable                                              554,209          (512,598)
      Accrued expenses                                              332,126          (426,280)
      Deferred maintenance and training revenues                   (415,997)          (56,000)
                                                               ------------        ----------

      Net Cash Used In Operating Activities                    $   (902,624)       $ (137,826)
                                                               ============        ==========

                  NONCASH INVESTING AND FINANCING TRANSACTIONS

         During the three months ended March 31, 2001, the Company issued 695,012 shares of common stock for compensation to certain employees for total expense of $160,002.

         During the three months ended March 31, 2000 a $250,000 note payable to a stockholder was converted to 500 shares of Spherus common stock prior to the merger.

         During the three months ended March 31, 2000, the Company issued 50,000 shares of common stock for services at $.10 per share.


   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statement included in the financial statements on Form 10-K of Heroes, Inc. for the year ended December 31, 2000. In the opinion of management, all adjustments necessary to fairly present the financial position as of March 31, 2001, and the results of operations, the statements of cash flows, and changes in stockholders' equity for the three months ended March 31, 2001 and 2000 have been made. Results of operations for interim periods are not necessarily indicative of results for the entire year.

         The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires management to make estimates when recording transactions resulting from business operations, based on information currently available. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

2.       GOING CONCERN

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

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         By letter dated March 1, 2001, the primary investor of the Company has committed to invest an additional $1.2 million over the next 90 days.

3.       UNCERTAINTIES

         At June 7, 2001, the uncertainties discussed in Note 2 to the December 31, 2000 financial statements had not been resolved.

4.       COMMON STOCK

         On January 10, 2001, the Company issued a private placement memorandum at an offering price of $.25 per unit. Each unit consists of one share of common stock, and one warrant of the company. The warrants entitle the holders to purchase one share of common stock for each warrant held at an exercise price of $.50 per share until January 15, 2004. As of March 31, 2001, 3,320,000 units have been sold for $830,000.

         The Company also issued 800,000 warrants for consulting services which entitles the holders to purchase one share of common stock for each warrant held at exercise prices ranging from $.40 - $.50 per share vesting in 4 - 24 months.

         During the three months ended March 31, 2001, 900,000 options to purchase common stock expired due to the resignation of an employee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         RESULTS OF OPERATIONS

         Our revenues decreased to $0 for the three-month period ending March 31, 2001 from $57,682 for the three-month period ending March 31, 2000. This decrease is due to the fact no invoices for additional work to be performed in Year 2 of our three-year contract with our current customer, the Metropolitan Regional Educational Service Agency ("MRESA"), have been submitted, pending the outcome of an audit of MRESA by Arthur Andersen, LLP, and the determination by both the Federal Communications Commission ("FCC") and the SLD as to whether or not the MRESA project shall continue, and under what terms and conditions.

         Our current customer is MRESA, an administrative services agency of the Georgia Department of Education. The MRESA jurisdiction covers over 11 school districts, and nearly 750 schools. Our contract with MRESA was executed in March 1999 and we began performance there under in August 1999. This contract continues for a three-year period. As of December 31, 1999, we had completed Year 1 of the three Years under this contract and installed our services at 192 schools. All invoices and installations for Year 1 were approved by MRESA. We began performance on Year 2 of our contract with MRESA in early May 2000. Lynxus, Inc. ("Lynxus"), our main contractor at that time, was responsible for all performance under the contract, including the procurement and installation of all equipment.

We are currently seeking additional customers for our schools deliverable and products, and believe that we will expand into a number of states and school districts within the next 12-24 months.

         In August 2000, Arthur Andersen, LLP, began an audit of the Metropolitan Regional Educational Service Agency ("MRESA"). The MRESA contract is funded by the Schools and Libraries Division ("SLD") of the Universal Service Administrative Company. This is a non-profit entity under the jurisdiction of the Federal Communications Commission ("FCC"). The later administers all "E rate" funds, which was enacted pursuant to the Federal Telecommunications Act of 1996. The program under which the SLD provides funding to MRESA requires a 10% to 50% matching commitment for each school from private, corporate or charitable contributions. The audit is part of an ongoing program integrity process initiated by the SLD to ensure that applicants and vendors (beneficiaries) of the E-rate program comply fully with all FCC and SLD program guidelines, rules and regulations. A number of beneficiaries of the SLD program are audited annually. The determination of which beneficiaries are audited is done both randomly and based on the size of the beneficiary's award. We, as the service provider of the contract, are also being audited as part of this process. As of the date of this report, we have invoiced a total of $3,595,647.60 for services performed under our contract for Year 2 of this program to the SLD, with all invoices being approved by MRESA. As of the date of this report, $3,595,647.60 remains outstanding and unpaid by the SLD. We have also invoiced MRESA $2,600,735.40 for Year 2 matching funds which also remains outstanding as of the date of this report. We anticipate that payment from the SLD for past services performed by us will be forthcoming, subject to the approval by both the FCC and the SLD to continue the MRESA project. This is our first invoice to the SLD for Year 2, and there will be additional invoices for work performed. The total amount of these invoices to the SLD and MRESA for Year 2, as per our agreement, could eventually exceed $12,000,000.

         Our total cost of sales decreased to $31,208 for the three-month period ending March 31, 2001 from $59,006 for the same period in 2000. The $31,208 in costs incurred were for year 1 maintenance and corrective rework carried out on our behalf by Domain Networks.

         Our salary expense increased to $742,740 from $217,833, primarily due to the addition of staff in preparation of launching the Children's Heroes electronic fundraising program, pursuant to the acquisition of Children's Heroes in October of 2000. Our Legal & Accounting expense increased to $113,697 from $69,981 primarily due to the ongoing legal proceedings with Lynxus, Inc. Our consulting expense increased to $244,500 from $0 as a result of the engagement of several consultants to assist the company on working towards resolution on the MRESAnet 2000 project. The $109,206 in Interest and Other Bank Fees was primarily accrued interest on the Prinvest line of credit.

         LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets decreased from $9,384,434 to $9,055,735 primarily due to the write off of $224,000.00 in prepaid maintenance and training costs that was paid to Lynxus, Inc. As a result of their filing for bankruptcy protection, management feels this commitment to provide these services will not be upheld. Our total current liabilities increased to $11,285,591 from $10,623,256 primarily due to a $554,209 increase in our Accounts Payable.

         Our total stockholder's equity decreased to ($1,688,943) at March 31, 2001 from ($969,053) at December 31, 2000. This increase was due mainly to a decrease to ($7,636,788) from ($5,651,146) in retained earnings.

         We had $150 in cash as of March 31, 2001, and $22,676.63 as of June 1, 2001. Our continuation as a going concern is dependant upon our ability to obtain additional working capital. If adequate financing is not available or is not available on acceptable terms, our ability to meet our capital requirements may be significantly limited and could have a material adverse effect on us and ultimately could impair our ability to continue as a going concern.

PART 2

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS
              None.
         (b)  REPORTS ON FORM 8-K
              None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Heroes, Inc.


                                            /s/ Amer A. Mardam-Bey
                                            -----------------------------------
                                            By: Amer A. Mardam-Bey
                                                (President & CEO)

Date: June 8, 2001