Form 10-Q
period 2001-06-30
HEROES INC
filed 2001-08-14
CIK 748210

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2001
                                        ------------------

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

                 1915B Chain Bridge Road #506 Mclean, Va 22102
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (703) 761-1900
                                 --------------
              (Registrant's telephone number, including area code)

             1980 Gallows Road, Suite 200, Vienna, Virginia 22182
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.001 par value per share, 60,285,760 shares issued and outstanding as of August 13, 2001.

Transitional Small Business Disclosure Format (check one):   YES [ ] NO  [X]

PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  HEROES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                           June 30,
                                                             2001           December 31
                                                          (Unaudited)          2000
                                                          ----------        -----------

CURRENT ASSETS:
  Cash and cash equivalents                               $   17,208        $   70,268
  Accounts receivable                                      8,859,617         8,859,617
  Other receivables                                           26,596            36,145
  Employee advances                                            4,077             5,025
  Refundable deposits                                             --            46,572
  Prepaid maintenance and training costs                      46,418           318,585
  Other current assets                                        48,222            48,222
                                                          ----------        ----------

     Total Current Assets                                  9,002,138         9,384,434
                                                          ----------        ----------

EQUIPMENT, less accumulated depreciation of
  $13,665 as of June 30, 2001 and $9,465
  as of December 31, 2000                                    597,924           269,669
                                                          ----------        ----------

OTHER ASSETS:
  Other assets                                                   100               100
  Prepaid maintenance and training costs - long-term              --           191,997
                                                          ----------        ----------

     Total Other Assets                                          100           192,097
                                                          ----------        ----------

     Total Assets                                         $9,600,162        $9,846,200
                                                          ==========        ==========

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            June 30,
                                                              2001            December 31
                                                          (Unaudited)             2000
                                                          ------------        ------------

CURRENT LIABILITIES:
  Line of credit                                          $  3,487,319        $  3,131,190
  Accounts payable and accrued expenses                      7,535,897           7,025,958
  Employee accounts payable                                     53,241              56,934
  Accrued compensation                                         371,419             185,174
  Notes payable                                                802,292                  --
  Deferred maintenance and training revenue                         --             224,000
                                                          ------------        ------------

     Total Current Liabilities                              12,250,168          10,623,256
                                                          ------------        ------------

DEFERRED MAINTENANCE AND TRAINING
REVENUE - LONG-TERM                                                 --             191,997
                                                          ------------        ------------

STOCKHOLDERS' EQUITY:
  Common stock 100 million shares authorized,
     $.001 par value, 60,815,258 shares issued
     and outstanding at June 30, 2001;
     35,840,246 shares issued and outstanding at
     December 31, 2000                                          60,815              35,840
  Paid-in capital                                            6,019,702           4,646,253
  Retained earnings (deficit)                               (8,730,523)         (5,651,146)
                                                          ------------        ------------

     Total Stockholders' Equity                             (2,650,006)           (969,053)
                                                          ------------        ------------

     Total Liabilities and Stockholders' Equity           $  9,600,162        $  9,846,200
                                                          ============        ============

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                    Three Months Ended June 30,           Six Months Ended June 30,
                                       2001              2000              2001              2000
                                    ----------        ----------        ----------        ----------

REVENUES:
  Local school installations        $       --        $6,196,383        $       --        $6,196,383
  Training revenue                          --            56,000                --           112,000
  T-1 Telecom access                        --                --                --               432
  Interest income                           --             4,951                --             6,202
                                    ----------        ----------        ----------        ----------

     Total Revenues                         --         6,257,334                --         6,315,017
                                    ----------        ----------        ----------        ----------

DIRECT COSTS:
  Local school installations
    and training                        24,083         5,970,155            55,291         6,028,726
  Network operations center                 --                --                --            36,638
  T-1 Telecom access                        --                --                --             7,740
  Other                                     --                --                --             1,233
                                    ----------        ----------        ----------        ----------

     Total Cost of Sales                24,083         5,970,155            55,291         6,074,337
                                    ----------        ----------        ----------        ----------

GROSS (LOSS) PROFIT                    (24,083)          287,179           (55,291)          240,680
                                    ----------        ----------        ----------        ----------

EXPENSES:
  Advertising                           65,198                --           127,469             6,000
  Consulting                           174,705                --           419,205                --
  Depreciation and
    amortization                         2,100                --             4,200            45,833
  Interest                             118,995                --           228,200             2,750
  Insurance                             34,956                --           103,811                --
  Legal and accounting                  82,860            74,553           196,557           136,770
  Noncompete agreement                  13,333                --            66,667                --
  Other subcontractors                      --            23,394                --            58,184

                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                        Three Months Ended June 30,       Six Months Ended June 30,
                            2001            2000            2001            2000
                        ------------    ------------    ------------    ------------

Rent                    $     61,814    $      7,000    $    101,775    $     24,410
Salaries                     310,000         117,083       1,052,740         334,917
Payroll taxes                 37,891           9,719         152,110          24,978
Software license and
 development                  31,450              --         182,711              --
Telephone                     26,005             938          71,494          26,721
Travel                        53,426           2,662         128,639           9,911
Other expenses                56,919          21,076         188,508          31,022
                        ------------    ------------    ------------    ------------

    Total Expenses         1,069,652         256,425       3,024,086         701,496
                        ------------    ------------    ------------    ------------

(LOSS) INCOME
  BEFORE PROVISION
  FOR INCOME TAXES        (1,093,735)         30,754      (3,079,377)       (460,816)

PROVISION FOR
 INCOME TAXES                     --              --              --              --
                        ------------    ------------    ------------    ------------

NET (LOSS) INCOME       $ (1,093,735)   $     30,754    $ (3,079,377)   $   (460,816)
                        ============    ============    ============    ============

NET (LOSS) INCOME
 PER SHARE:
  Basic                 $      (0.03)   $       0.00    $      (0.08)   $      (0.02)
                        ============    ============    ============    ============

SHARES USED IN
 COMPUTING
 EARNINGS PER SHARE:
  Basic                   42,375,258      28,162,162      39,354,838      19,352,872
                        ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                            Common Stock                           Retained
                                       ----------------------      Paid-in         Earnings      Subscription
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

                                  HEROES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                             Common Stock
                                            -------------                                           Retained
                                                                               Paid-in               Earnings         Subscription
                                         Shares             Amount             Capital              (Deficit)          Receivable
                                         ------             ------             -------              ---------         -------------
Issuance of common stock
  to employees for services
  and expenses                          16,819,194           16,819              304,425                    --             --

Issuance of common stock
  to S-8 Trust                           3,875,818            3,876               (3,876)

Capital contributions                           --               --              275,750                    --             --

Conversion of capital
  contribution to note payable                  --               --             (124,570)                   --             --

Issuance of common stock
  for private placement
  memorandum                             3,320,000            3,320              826,680                    --             --

Issuance of common stock
  to employees for
  severance pay                            960,000              960               95,040                    --             --

Net loss for the six months
  ended June 30, 2001                           --               --                   --            (3,079,377)            --
                                        ----------          -------          -----------           -----------           ----

BALANCE at June 30, 2001                60,815,258          $60,815          $ 6,019,702           $(8,730,523)          $ --
                                        ==========          =======          ===========           ===========           ====


   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended June 30,
                                                             2001                  2000
                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from contracts                           $        --           $ 1,292,122
  Cash paid to subcontractors, vendors and
    employees                                             (1,504,077)           (4,972,615)
  Interest received                                               --                    --
  Interest paid                                                   --                    --
                                                         -----------           -----------

      Net Cash Used In Operating Activities               (1,504,077)           (3,680,493)
                                                         -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Sanswire.net, LLC                                 --              (200,000)
  Acquisition of equipment                                  (332,455)              (34,485)
                                                         -----------           -----------

      Net Cash Used In Investing Activities                 (332,455)             (234,485)
                                                         -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of escrow deposit                                       --               205,000
  Cash received for note payable to stockholder              677,722               250,000
  Cash received for common stock                           1,105,750               590,820
  Net change in line of credit                                    --             2,871,114
                                                         -----------           -----------

    Net Cash Provided By Financing Activities              1,783,472             3,916,934
                                                         -----------           -----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               (53,060)                1,956

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                  70,268                   100
                                                         -----------           -----------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                $    17,208           $     2,056
                                                         ===========           ===========


                                   (Continued)

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     RECONCILIATION OF NET LOSS TO NET CASH
                   (USED IN) PROVIDED BY OPERATING ACTIVITIES


                                                             Six Months Ended June 30,
                                                            2001                  2000
                                                        -----------           -----------
Net loss                                                $(3,079,377)          $  (460,816)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                               4,200                50,033
  Forfeited security deposit                                 46,572                    --
  Issuance of common stock for services                     417,244                 5,000
  Cash flows resulting from changes in:
    Accounts receivable                                          --            (5,016,693)
    Prepaid maintenance costs                               464,164               112,250
    Other assets                                             10,498               (50,640)
    Accounts payable                                        509,939             2,199,900
    Accrued expenses                                        538,680              (407,527)
    Deferred maintenance and training revenues             (415,997)             (112,000)
                                                        -----------           -----------

Net Cash Used In Operating Activities                   $(1,504,077)          $(3,680,493)
                                                        ===========           ===========

                  NONCASH INVESTING AND FINANCING TRANSACTIONS

         During the six months ended June 30, 2001, the Company issued 17,084,182 shares of common stock for compensation to certain employees for total expense of $257,242.

         During the six months ended June 30, 2001, the Company issued 3,875,818 shares of common stock to the S-8 Trust in reserve for future issuance to employees for compensation.

         During the six months ended June 30, 2001, the Company converted $124,570 of capital contributions to notes payable.

         During the six months ended June 30, 2000 a $250,000 note payable to a stockholder was converted to 500 shares of Spherus common stock prior to the merger.

         During the six months ended June 30, 2000, the Company issued 50,000 shares of common stock for services at $.10 per share.

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statement included in the financial statements on Form 10-K of Heroes, Inc. for the year ended December 31, 2000. In the opinion of management, all adjustments necessary to fairly present the financial position as of June 30, 2001, and the results of operations, the statements of cash flows, and changes in stockholders' equity for the six months ended June 30, 2001 and 2000 have been made. Results of operations for interim periods are not necessarily indicative of results for the entire year.

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

2.       GOING CONCERN

         As displayed in the accompanying financial statements, the Company has suffered recurring losses from operations, its current liabilities exceed its current assets, and significant assets and liabilities are subject to significant change in the near term. These matters raise substantial doubts about the ability of the Company to continue in existence as a going concern. Management plans with respect to continuing as a going concern include primarily one area. To devote appropriate resources to obtain a quick and favorable resolution of the matters related to its MRESAnet 2000 Project. Management recognizes that additional working capital will be required for the Company to be successful in achieving these goals. Accordingly, continuation of the Company as a going concern is dependent upon obtaining additional working capital, either through additional equity funding or loans with appropriate repayment terms.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         By letter of intent dated August 7, 2001, the primary investor of the Company has committed up to an additional $2.5 million in funding upon the completion of the acquisition of Internet Advantage and based on specific performance criteria.

3.       UNCERTAINTIES

         At August 13, 2001, the uncertainties discussed in Note 2 to the December 31, 2000 financial statements had not been resolved.

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

         During the six months ended June 30, 2001, 900,000 options to purchase common stock expired due to the termination of two employees.

5.       OPERATING LEASES

         The Company terminated its lease for office space and forfeited the $46,572 deposit. No new lease has been signed.

6.       NOTES PAYABLE

         The Company issued three promissory notes for a total of $802,292 received from three current investors. These notes accrue interest at 10% per annum and are due on demand, but no later than November 23, 2001. The note holder has the option to convert all or a portion of the note into shares of common stock of the Company at $.01 per share. If the Company plans to payoff all or part of the principal amount, the Company shall give the note holder 20 days notice of its intention. During this 20-day period, the note holder may elect to convert the amount to be paid by the Company into shares at the Conversion Price.

                                  HEROES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
-------------------------------------------------------------------------------


7.       SUBSEQUENT EVENTS

         On August 7, 2001, the Company signed a letter of intent to exchange shares of the Company for all the issued and outstanding shares of Internet Advantage, Inc. Upon completion of this merger, 53% of the Company's stock will be issued to the stockholders of Internet Advantage. These stockholders will also be able to earn 125 million bonus shares of the Company's stock based on certain profit and sales targets through June 30, 2006.

         Internet Advantage d/b/a, Scrip Advantage Inc., is a business-to-business enterprise that provides a broad range of fundraising and communication products and services directly to non-profit organizations. Their revenues for 2000 exceeded $20 million (unaudited).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         RESULTS OF OPERATIONS

         Our revenues decreased to $0 for the three-month period ending June 30, 2001 from $6,196,383 for the three-month period ending June 30, 2000. This decrease is due to the fact that no invoices for additional work to be performed in Year 2 of our three-year contract with our current customer, the Metropolitan Regional Educational Service Agency ("MRESA"), have been submitted, pending the outcome of an audit of MRESA by Arthur Andersen, LLP, and the determination by both the Federal Communications Commission ("FCC") and the SLD as to whether or not the MRESA project shall continue, and under what terms and conditions.

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

         In August 2000, Arthur Andersen, LLP, began an audit of the Metropolitan Regional Educational Service Agency ("MRESA"). The MRESA contract is funded by the Schools and Libraries Division ("SLD") of the Universal Service Administrative Company. This is a non-profit entity under the jurisdiction of the Federal Communications Commission ("FCC").
The latter administers all " E rate " funds, which was enacted pursuant to the Federal Telecommunications Act of 1996. The program under which the SLD provides funding to MRESA requires a 10% to 50% matching commitment for each school from private, corporate or charitable contributions. The audit is part of an ongoing program integrity process initiated by the SLD to ensure that applicants and vendors (beneficiaries) of the E-rate program comply fully with all FCC and SLD program guidelines, rules and regulations. A number of beneficiaries of the SLD program are audited annually. The determination of which beneficiaries are audited is done both randomly and based on the size of the beneficiary's award. We, as the service provider of the contract, are also being audited as part of this process. As of the date of this report, we have invoiced a total of $3,595,647.60 for services performed under our contract for Year 2 of this program to the SLD, with all invoices being approved by MRESA. As of the date of this report, $3,595,647.60 remains outstanding and unpaid by the SLD. We have also invoiced MRESA $2,600,735.40 for Year 2 matching funds which also remains outstanding as of the date of this report. We anticipate that payment from the SLD for past services performed by us will be forthcoming, subject to the approval by both the FCC and the SLD to continue the MRESA project. This is our first invoice to the SLD for Year 2, and there will be additional invoices for work performed. The total amount of these invoices to the SLD and MRESA for Year 2, as per our agreement, could eventually exceed $12,000,000.

         Our total cost of sales decreased to $24,083 for the three-month period ending June 30, 2001 from $5,970,155 for the same period in 2000. The $24,083 in costs incurred were for year 1 maintenance and corrective rework carried out on our behalf by Domain Networks.


         Our salary expense increased to $310,000 from $117,083, primarily due to the addition of staff in preparation of launching the Children's Heroes electronic fundraising program, pursuant to the acquisition of Children's Heroes in October of 2000. Our consulting expense increased to $174,705 from $0 as a result of the engagement of several consultants to assist the company on working towards resolution on the MRESAnet 2000 project. The $118,995 in Interest and Other Bank Fees was primarily accrued interest on the Prinvest line of credit.

         LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets decreased from $9,384,434 to $9,002,138 primarily due to the write off of $224,000.00 in prepaid maintenance and training costs that was paid to Lynxus, Inc. As a result of their filing for bankruptcy protection, management feels this commitment to provide these services will not be upheld. Our total current liabilities increased to $12,250,168 from $10,623,256 primarily due to a $510,000 increase in our Accounts Payable and a $802,292 increase in Notes Payable.

         Our total stockholder's equity decreased to ($2,650,006) at June 30, 2001 from ($969,053) at December 31, 2000. This increase was due mainly to a decrease to ($8,730,523) from ($5,651,146) in retained earnings as a result of our operating loss.

         We had $17,208 in cash as of June 30, 2001. Our continuation as a going concern is dependent upon our ability to obtain additional working capital. If adequate financing is not available or is not available on acceptable terms, our ability to meet our capital requirements may be significantly limited and could have a material adverse effect on us and ultimately could impair our ability to continue as a going concern.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         None

(b)      Reports on Form 8-K.
         None

PART 2

ITEM 1.  LEGAL PROCEEDINGS

         On May 31, 2001, Mastermind Marketing filed a civil action suit in the State Court of Fulton County, Georgia. Mastermind Marketing claims they are owed $150,220.18 plus interest for the preparation of presentations, marketing strategies, and other promotional programs and delivered intellectual property and other products, services and expenses. The Company filed a motion for a 60 day extension to respond and is awaiting a ruling from the Judge. The Company maintains that it does not owe the sum of $150,220.18 to Mastermind Marketing and is currently in settlement negotiations.

ITEM 5.  OTHER INFORMATION

         One of our directors and CFO, Christopher Baker, resigned from the Board of Directors, as well as from his employment with the Company. Subsequent to his resignation from the Board of Directors on March 26, 2001, Ken Herman resigned from his employment with the Company on May 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    Heroes, Inc.

                                    /s/ Amer A. Mardam-Bey
                                    -------------------------------------------
                                    By:  Amer A. Mardam-Bey
                                    (President & CEO)


Date:  August 14, 2001