Form 10QSB
period 2001-09-30
HEROES INC
filed 2001-12-14
CIK 748210

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from________ to___________.

                           Commission File No. 0-12597

                                  HEROES, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                               11-1843262
(State of Incorporation)          (I.R.S. Employer Identification No.)

          1915 - B Chain Bridge Road, Suite 506, McLean, Virginia 22102
                    (Address of principal executive offices)

                                 (703) 761-1900
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

Common Stock, $0.001 par value per share, 99,213,109 shares issued and outstanding as of December 14, 2001.

Transitional Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

PART 1

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  HEROES, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)
________________________________________________________________________________

                                     ASSETS

                                         September 30,
                                            2001          December 31,
                                        (unaudited)          2000

CURRENT ASSETS:
   Cash and cash equivalents            $        -        $   70,268
   Accounts receivable                   8,859,617         8,859,617
   Other receivables                        26,596            36,145
   Employee advances                        16,811             5,025
   Refundable deposits                          --            46,572
   Prepaid maintenance and training costs   46,418           318,585
   Other current assets                     48,222            48,222

      Total Current Assets               8,997,664         9,384,434

EQUIPMENT, less accumulated
   depreciation of $15,765 at
   September 30, 2001 and $9,465
   at December 31, 2000                    595,824           269,669

OTHER ASSETS:
   Other assets                                100               100
   Prepaid maintenance and training
     costs - long-term                          --           191,997

      Total Other Assets                       100           192,097

      Total Assets                      $9,593,588        $9,846,200
                                        ==========        ==========

                                   (Continued)
   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                                 BALANCE SHEETS
                                   (UNAUDITED)
________________________________________________________________________________

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                    September 30,       December 31,
                                        2001               2000

CURRENT LIABILITIES:
   Bank overdraft                   $       204         $        --
   Line of credit, including
     accrued interest                 3,593,337           3,131,190
   Accounts payable and
     accrued expenses                 7,514,468           7,025,958
   Employee accounts payable             53,241              56,934
   Accrued compensation                 375,951             185,174
   Notes payable, including
     accrued interest                 1,177,895                  --
   Deferred maintenance and
     training revenue                        --             224,000

      Total Current Liabilities      12,715,096          10,623,256

DEFERRED MAINTENANCE AND TRAINING
     REVENUE - LONG-TERM                     --             191,997

Total Liabilities                    12,715,096          10,815,253

 STOCKHOLDERS' DEFICIT:
   Common stock, 500 million shares
     and 100 million shares
     authorized, as of September
     30, 2001 and December 31,
     2000, respectively; $.001 par
     value, 91,213,109 shares issued
     and outstanding at September
     30, 2001; 35,840,246 shares
     issued and outstanding at
     December 31, 2000                   91,213              35,840
   Paid-in capital                    6,023,076           4,646,253
   Accumulated deficit               (9,235,797)         (5,651,146)

       Total Stockholders' Deficit   (3,121,508)           (969,053)

       Total Liabilities and
         Stockholders' Deficit      $ 9,593,588         $ 9,846,200
                                    ============        ============

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
________________________________________________________________________________

                                        Three Months                    Nine Months
                                           Ended                           Ended
                                        September 30,                   September 30,
                                     2001           2000           2001            2000

Revenues                         $      --        $  61,000    $        --    $ 6,376,017

Direct Costs                            --          137,335         55,291      6,211,671

Gross Profit (Loss)                     --          (76,335)       (55,291)       164,346

Operating Expenses:
General and Administrative
  expenses                         240,486           81,471      1,527,954        306,281
Consulting and professional
  fees                              21,055          263,048        704,933        404,818
Salaries and wages                 243,732          191,879      1,296,472        526,796

  Total Operating Expenses         505,273          536,398      3,529,359      1,237,895

LOSS BEFORE
  PROVISION FOR
  INCOME TAXES                    (505,273)        (612,733)    (3,584,650)    (1,073,549)

PROVISION FOR INCOME
  TAXES                                 --               --             --             --

NET LOSS INCOME                  $(505,273)       $(612,733)   $(3,584,650)   $(1,073,549)
                                 ==========       ==========   ============   ============

NET LOSS PER SHARE:
  Basic                          $   (0.01)       $   (0.02)   $     (0.06)   $     (0.03)
                                 ==========       ==========   ============   ============

SHARES USED IN COMPUTING
  EARNINGS PER SHARE:
  Basic                         75,285,000       32,925,000     64,032,000     32,925,000
                                ===========      ===========   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
________________________________________________________________________________

                                                                  Nine Months
                                                                  September 30,
                                                                2001         2000

Net loss                                                      $(3,584,650)   $(1,073,549)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Amortization                                                          -         45,833
  Depreciation                                                      6,300          6,300
  Forfeited security deposit                                       46,572              -
  Issuance of common stock for compensation & expenses            602,196          5,000
  (Increase) decrease in assets:
         Accounts receivable                                            -     (5,016,693)
         Other receivables                                          9,549              -
         Other current assets                                           -       (227,841)
         Employee advances                                        (11,786)             -
         Prepaid maintenance costs                                464,164        168,999
         Other assets                                                   -         (9,185)
  Increase (decrease) in liabilities:
         Bank overdraft                                               204              -
         Accounts payable and accrued expenses                    488,509      2,054,138
         Line of credit accrued interest                          462,147              -
         Note payable accrued interest                             22,103              -
         Employee accounts payable                                 (3,693)             -
         Accrued compensation                                     190,777              -
         Deferred maintenance and training revenues              (415,997)      (168,000)
         Net Cash Used in Operating Activities                $(1,723,605)   $(4,214,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to Children's Hero's, Inc.                                         -       (320,100)
Investment in Sanswire.net, LLC                                         -       (200,000)
Acquisition of equipment                                         (332,455)       (34,485)

Net Cash Used In Investing Activities                            (332,455)      (554,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of escrow deposit                                               -        205,000
Proceeds from issuance of common stock                            830,000      1,602,617
Cash received for note payable to stockholder                   1,155,792        250,000
Net change in line of credit                                            -      2,871,114

Net Cash Provided By Financing Activities                       1,985,792      4,928,731

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (70,268)       159,148

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     70,268            100

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $         -    $   159,248
                                                              ============   ============

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

                                        5

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Heroes, Inc. ("we", "us", "our") was incorporated under the laws of the state of
Nevada, and is in the business of providing turnkey installations of an internet-based video distribution and multimedia network to school districts primarily in metropolitan Atlanta, Savanna and Brunswick, Georgia. On December
7, 2000, we changed our name from Penn-Akron Corporation to Heroes, Inc.

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from those estimates.

Basis of Presentation

Our accompanying unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of
Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly,
the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of
America. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. The accompanying financial statements and notes thereto should be read in conjunction with our audited financial statements as of December 31, 2000 and
1999 contained in our current Annual Report on Form 10-KSB.

NOTE B - GOING CONCERN

On December 4, 2001, we have filed for protection under Chapter 11 of the
Bankruptcy Code. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of approximately $9,235,797 through September 2001, and anticipate incurring net losses for the foreseeable future and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital, through either additional equity funding or loans with appropriate repayment terms, to finance our planned principal operations and/or implement our business plan. Our major plan is to devote appropriate resources to obtain a quick and favorable resolution of the matters related to our MRESAnet 2000 Project. We recognize that additional working capital will be required for us to be successful in achieving these goals. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

                                        6

NOTE C - COMMON STOCK

On January 10, 2001, we issued a private placement memorandum at an offering price of $.25 per unit. Each unit consists of one share of common stock, and one warrant. The warrants entitle the holders to purchase one share of common stock for each warrant held at an exercise price of $.50 per share until January 15,
2004. As of September 30, 2001, 3,320,000 units have been sold for $830,000.

We also issued 800,000 warrants for consulting services which entitles the holders to purchase one share of common stock for each warrant held at exercise prices ranging from $.40 - $.50 per share vesting in 4 - 24 months.

During the nine months ended September 30, 2001, 900,000 options to purchase common stock expired due to the termination of two employees. In addition, during that period we issued approximately 52,000,000 shares to employees and consultants for compensation and reimbursement of operating expenses.

On September 24, 2001, we filed a certificate of amendment to our Articles of
Incorporation to increase the number of authorized shares from 100,000,000 to
500,000,000.

NOTE D - OPERATING LEASES

We terminated our lease for office space and forfeited the $46,572 deposit. No new lease has been signed.

NOTE E - NOTES PAYABLE

We issued three promissory notes for a total of $1,155,792 received from three current investors. These notes accrue interest at 10% per annum and are due on demand, but no later than November 23, 2001. The note holder has the option to convert all or a portion of the note into shares of our common stock at $.01 per share. If we plan to payoff all or part of the principal amount, we shall give the note holder 20 days notice of our intention. During this 20-day period, the note holder may elect to convert the amount to be paid by us into shares at the
Conversion Price.

                                        7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operation

         Liquidity And Capital Resources

         On December 4, 2001, we filed for protection under chapter 11 of the Bankruptcy
Code. We intend to describe such filing in greater detail in a Current Report in
Form 8-K to be filed in accordance with the applicable rules.

        As of September 30, 2001, we had no cash, a working capital deficit of approximately $3.7 million and a stockholders deficit of approximately $3.1 million. These deficits continue to increase while we develop and market our products. We have paid certain expenses and notes through the issuance of common stock. Our continuation as a going concern is dependent upon our ability to obtain additional working capital. If adequate financing is not available or is not available on acceptable terms, our ability to meet our capital requirements may be significantly limited and could have a material adverse effect on us and ultimately could impair our ability to continue as a going concern.

         Results of Operations

        Our revenues decreased to $0 for the nine-month period ending September 30,
2001 from $6,376,017 for the nine-month period ending September 30, 2000. This decrease is primarily due to the fact that no invoices for additional work to be performed in Year 2 of our three-year contract with our current customer, the
Metropolitan Regional Educational Service Agency ("MRESA"), have been submitted, pending the outcome of an audit of MRESA by Arthur Andersen, LLP, and the determination by both the Federal Communications Commission ("FCC") and the Schools
and Library Division ("SLD")as to whether or not the MRESA project shall continue, and under what terms and conditions.

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

        We are currently seeking additional customers for our schools deliverable and products, and are seeking to expand into a number of states and school districts within the next 12-24 months.

        In August 2000, Arthur Andersen, LLP, began an audit of MRESA. The MRESA contract is funded by the Schools and Libraries Division ("SLD") of the Universal
Service Administrative Company. This is a non-profit entity under the jurisdiction of the Federal Communications Commission ("FCC"). The latter administers all "E rate" funds, which were enacted pursuant to the Federal Telecommunications Act of 1996. The program under which the SLD provides funding to MRESA requires a
10% to 50% matching commitment for each school from private, corporate or charitable contributions. The audit is part of an ongoing program integrity process initiated by the SLD to ensure that applicants and vendors
(beneficiaries) of the E-rate program comply fully with all FCC and SLD program guidelines, rules and regulations. A number of beneficiaries of the SLD program are audited annually. The determination of which beneficiaries are audited is done both randomly and based on the size of the beneficiary's award. We, as the service provider of the contract, are also being audited as part of this process. As of the date of this report, we have invoiced a total of $3,595,648 for services performed under our contract for Year 2 of this program to the SLD, with all invoices being approved by MRESA. As of the date of this report, all of that amount remains outstanding and unpaid by the SLD. We have also invoiced
MRESA $2,600,735 for Year 2 matching funds which also remains outstanding as of the date of this report. We anticipate that payment from the SLD for past services performed by us will be forthcoming, subject to the approval by both the FCC and the SLD to continue the MRESA project. The total amount of these invoices to the SLD and MRESA for Year 2, as per our agreement, could eventually exceed $12,000,000.

        Our total cost of sales decreased to $55,291 for the nine-month period ending September 30, 2001 from $6,211,671 for the same period in 2000. The
$55,291 in costs during 2001 were for year 1 maintenance and corrective rework carried out on our behalf by Domain Networks.

        General and administrative expenses increased to $1,527,954 for the nine month period ending September 30, 2001 from $306,281 for the same period in 2000 and our salary expense increased to $1,296,472 for the nine month period ending
September 30, 2001 from $526,796 for the same period in 2000, primarily due to the addition of staff in preparation of launching the Children's Heroes electronic fundraising program, pursuant to the acquisition of Children's Heroes in October of 2000. Our consulting and professional expenses increased to
$704,933 for the nine month period ending September 30, 2001 from $404,818 for the same period in 2000 as a result of the engagement of several consultants to assist the company on working towards resolution on the MRESAnet 2000 project.

PART II

Item 1.  Legal Proceedings.

        On May 31, 2001, Mastermind Marketing filed a civil action suit in the
State Court of Fulton County, Georgia. On September 19, 2001 Mastermind Marketing
was awarded a total of $169,246.41, including interest, for the preparation of presentations, marketing strategies, and other promotional programs and delivered intellectual property and other products, services and expenses. We are currently evaluating whether to appeal this judgment.

Item 2.  Changes in Securities.

         NONE

Item 3.  Defaults upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information.

                                       10

Resignation of Director

        Christopher Smith resigned from the Board of Director on September 19, 2001.

Changes in Accountant

        On December 10, 2000, we discharged Windham Brannon, P.C. as principal independent accountant. The decision to change principal accountant was due to the fact that we filed a voluntary petition for relief under chapter 11 of the bankruptcy code, and Windham Brannon, P.C., is now a pre-petition creditor.

        From the engagement of Windham Brannon, P.C. on July 6, 2000 to their discharge on December 10, 2001, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not solved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

        Windham Brannon, P.C.'s reports on the financial statements of the Company as of and for the year ending December 31, 2000 did not express an opinion due to a significant uncertainty related to the valuation of certain assets and the completeness of certain liabilities. In addition, there was an explanatory paragraph related to our ability to continue as a going concern.

        Windham Brannon, P.C.'s reports on the financial statements of the Company as of and for the year ending December 31, 1999 qualified their opinion due the fact that they were unable to confirm a certain receivable and satisfy themselves as to the carrying value of that receivable. In addition, there was an explanatory paragraph related to our ability to continue as a going concern.

        We requested that Windham Brannon, P.C. furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements contained in this Report on 10-QSB. A copy of such letter, dated December 14, 2001, is filed as Exhibit 16.1 to this Report on 10-QSB.

        On December 14, 2001, our Board of Directors approved the engagement of
Kingery, Crouse & Hohl, P.A., as our principal independent accountant. The engagement will begin with our third quarter 2001 financial statements. Through
December 14, 2001, neither we nor anyone on our behalf consulted Kingery, Crouse
& Hohl, P.A. regarding (i) the application of accounting principles to any transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered by Kingery, Crouse & Hohl, P.A. on our financial statements.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         16.1 Letter from Windham Brannon, P.C

         (b)      Reports on Form 8-K.

         NONE

                                       11

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Heroes, Inc.

                                                 /s/ Amer A. Mardam-Bey
                                            By:  Amer A. Mardam-Bey
                                                (President & CEO)
                                          Date:  December 14, 2001

                                       12