Form 10KSB/A
period 2000-12-31
HEROES INC
filed 2002-03-25
CIK 748210

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
             For the transition period from ________ to __________

                         Commission file number 0-12597

                                  Heroes, Inc.
                 (Name of small business issuer in its charter)

                                     Nevada
                         (State or other jurisdiction of
                         incorporation or organization)

                                   11-1843262
                      (I.R.S. Employer Identification No.)

           1915B Chain Bridge Road, Suite 506, McLean, Virginia 22102
                                 (703) 761-1900
(Address of principal executive offices) (Zip Code) (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                                (Title of class)
                         Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ___

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.) As of March 15, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $122,451.46.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 99,213,109 as of March 15, 2002

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

Transitional Small Business Disclosure Format (check one):

Yes ___ No  X

Item 8.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................34

PART III......................................................................34

Item 9.     Directors, Executive Officers, Promoters and Control Persons;

                                     PART I

                           FORWARD-LOOKING STATEMENTS

        Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or our current expectations with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations;
(iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect,"
"estimate," "anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

        Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are reliance on a small number of customers for a larger portion of our revenues, fluctuations in our quarterly results, ability to continue and manage growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in our filings with the Securities and Exchange Commission.

Item 1. Description of Business.

History And Organization

        Heroes, Inc. ("we," "Heroes" or the "Company") was incorporated under the laws of the State of Delaware on December 7, 1953, under the name Erie
Reinforced Plastic Pipe Company. During 1957, the Company changed its name to
Penn-Akron Corporation. The Company was originally incorporated for the purpose of manufacturing plastic pipe, but discontinued these operations in 1973 after a
Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the
District of Connecticut. The Court discharged the Company on October 11, 1978.
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

        The Company was reactivated in 2000. Pursuant to a Merger Agreement (the
"Merger Agreement") dated as of March 23, 2000, between us and Spherus
Technologies, Inc. ("Spherus"), a Georgia corporation, all of the outstanding shares of common stock of Spherus were converted into the right to receive
12,319,461 shares of our Common Stock in a transaction in which we continued as the surviving corporation, and the separate corporate existence of Spherus ceased (the "Merger"). The shares issued to the Spherus shareholders represented approximately 42% of our outstanding Common Stock following the transaction.

        On December 4, 2000, we changed our name to Heroes, Inc. Since that time, we have conducted business providing single-source, media-technology and curriculum-enhancement solutions to schools. We are a technology-driven company that specializes in delivering educational content to school classrooms. We provide media-technology and curriculum enhancement solutions to kindergarten through twelfth grade public and private schools. Additionally, we are positioning ourselves to provide new and expanded sources of educational content and other learning services to both higher education and corporate training environments.

        The original concept for Heroes began in 1998 when Spherus responded to a request from the Metro Regional Educational Services Agency ("MRESA") in Atlanta
(a division of the Georgia Department of Education) for specialized video curriculum enhancement for its schools. The resulting comprehensive suite of products and services provided "on-demand" video and was referred to as the
MRESAnet 2000 project. In 1999, Spherus was awarded a contract for the MRESAnet project. The contract provided for payment totaling $22 million in the first year. In 1999, Spherus recorded $20,097,000 in gross revenues resulting from its work on the MRESAnet project.

        The pilot project was implemented in 192 schools within MRESA's jurisdiction. Stage 1 of the project was completed in 1999. At present, the project is on hold pending completion of a government audit. If the project proceeds, we anticipate that Stages 2 and 3 would be completed over the next several years. In that event, we would maintain responsibility for continuity and contract fulfillment for the MRESAnet project and have the option of using contractors to coordinate, manage and administer performance of the installation of the network components to the MRESA schools. Our primary focus is to replicate the model we developed for the MRESAnet project for use in additional school systems in Georgia and other parts of the United States. The system model created for the project is capable of providing direct-to-the-classroom lesson planning tools, with an accompanying library of supplemental curriculum-enhancement content.

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

        On August 7, 2001, we signed a letter of intent to exchange certain of our shares for all the issued and outstanding shares of Internet Advantage, Inc. On
September 28, 2001, the parties terminated the letter of intent because they could not agree on the terms of the deal.

        On December 4, 2001, we filed a voluntary petition for relief under chapter
11 of the Bankruptcy Code as an initial step in executing a financial restructuring. We filed the petition in the US Bankruptcy Court for the District of Virginia. Current conditions facing the national economy, and in particular the financial markets, have created an environment in which we have been unsuccessful in securing the financing necessary to meet on-going business expenses. Faced with the ongoing issues of non-payment by MRESA and the Schools and Libraries Division of the Universal Service Administrative Company, which rendered questionable our ability to collect on more than $8 million, management had no choice but to seek protection under chapter 11. Management elected to enter into a chapter 11 reorganization to facilitate obtaining new financing and to develop a plan of reorganization to be submitted to the court.

Services and Products

        If we are able to obtain approval and financing for our plan of reorganization, we plan to provide the following services and products:

        o Online Procurement

        o K-12 School Fundraising

        o Web-based community features

                - Free e-mail for students, parents, and teachers

                - Secure chat rooms for the school and the home

                - Free Search engine and database

        o Search engine - a Children's Heroes brand search engine for students, with filtering features that can be configured by the parents and/or the teacher.

Growth Strategy

        The Company is an e-learning integrator and facilitator for K-12 students, parents, and teachers. It provides localized grassroots marketing, training, and fundraising services that generate supplemental community-specific financial support to schools, homes, and commercial entities. If we are able to obtain approval and financing for our plan of reorganization, we anticipate that our revenues will be derived from:

        o Children's Heroes fundraising services:

                - Membership subscriptions through credit card registration
                - Telecom subscriptions through ISP, cellular, and filtering
                - Click-on e-commerce rebates
                - Point-of-Sale commerce rebates
                - Portal subscription services
                - Merchant acquisition and transaction services

        o Subscription-based services for enhanced education resources for consumers and customized solutions for entire schools and districts

        o Revenue sharing partnerships and strategic alliances

        o E-procurement for schools as well as merchant and corporate accounts

        By the end of 1999, our educational product offering was installed in over
192 schools. In 2000, we commenced installation of the same product offering in more than 71 additional schools. Having proven the feasibility and efficiency of this offering in a regional setting, we now intend to systematically develop other markets for it and expand our business. If we are able to obtain approval and financing for our plan of reorganization, we intend to adopt a rapid growth strategy, launching in additional markets during 2002.

        Parent-driven fundraising can expand our current business model from the school into the surrounding community. Our fundraising is uniquely focused on and designed for the adult consumer, and does not require the involvement of the school children, the method traditionally used in other fundraising activities.
Our two community market channels--school and commerce--will allow us to highlight the cause-related marketing power behind our product offering.

        The school channel captures the participation and trust of the parents and the education professionals. The commerce channel provides a commercial engine for funding education content delivery to schools and homes alike.

        This strategy will allow us to use our revenue generation business model to fuel the deployment of educational content services. Leveraging its appeal, we hope to speed our market penetration and increase revenue potential through our combined offering.

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

         Other growth strategies include:

        o Growth through innovative outsourcing of the primary sales functions through regionalized or localized independent contractors, who can enhance and further our business goals;

        o Growth through direct sales in cases where specific learning sales opportunities are evident;

        o Growth through relational channels resulting from established relationships with various industry connections; and

        o Growth through opportunistic strategic alliances, joint ventures and/or mergers with industry related companies who can augment, enhance and/or further our business goals, eventually expanding our network beyond the education arena into business and commercial environments.

Outsourcing

        We rely on a number of subcontractors and vendors in connection with the delivery of our service. In addition to proprietary methodology, we bundle the products and services of vendors to satisfy our customers' needs.

Employees

         As of December 31, 2001, we had 2 full-time employees.

Item 2. Description of Property.

        In June 2001, we terminated our lease for office space and forfeited the
$46,572 deposit. We have not obtained replacement commercial office space. We are currently operating from an officer's residence for no consideration. We own no other property.

Item 3.  Legal Proceedings.

        Lynxus, Inc. v. Penn-Akron Corporation n/k/a Heroes, Inc. On September 7,
2000, one of our subcontractors, Lynxus, Inc., filed suit against us in the
United States District Court for the Northern District of Georgia. The claim arises out of a network implementation agreement between us and Metropolitan
Regional Education Services Agency ("MRESA"). We are the general contractor under the agreement, and Lynxus agreed to act as a subcontractor on the project.
Lynxus claims that we have breached the subcontract, that Lynxus has performed work under the contract, and that Lynxus is entitled to approximately $483,000 plus interest.

        We have denied liability and have asserted a counterclaim for the damages we have suffered as a result of breach of the subcontract by Lynxus. We believe our damages exceed $2.8 million.

        In the early stages of this litigation, Lynxus filed a bankruptcy petition in the United States Bankruptcy Court for the Northern District of Georgia,
thereby staying action in the lawsuit.

        Maurice Delamont v. Penn-Akron Corporation n/k/a Heroes, Inc. On August 24,
2000, Maurice Delamont, one of our former employees, filed two related actions in state courts in Cobb and Fulton Counties, Georgia. The two actions have been consolidated and are pending as a single arbitration proceeding. Mr. Delamont claims that we owe him $1,050,000 arising out of (i) a right to redemption of his stock in the Company, and (ii) a bonus. He also seeks access to certain books and records of the Company. We have asserted a counterclaim against Mr.
Delamont, claiming that he breached his fiduciary duty and his employment agreement with us. We maintain that our damages for Mr. Delamont's actions are a defense to his claims and that its actual damages exceed the amount of Mr.
Delamont's claims.

        On November 13, 2000, we entered into a consent scheduling order with the
Plaintiff, which, among other things, ordered the action to be decided by binding arbitration. Mr. Delamont filed a motion for summary judgment on June
15, 2001. On August 14, 2001, the Arbitrator denied the motion as untimely.

        In August 2001, Mr. Delamont filed a motion to enforce settlement agreement or for the entry of a summary judgment in the State Court of Cobb County. On,
November 9, 2001, the Court denied the motions. Based on oral arguments heard on
September 17, 2001, the Court found that Mr. Delamont had failed to establish as a matter of law that there was an enforceable settlement. The Court also found that Mr. Delamont had failed to provide evidence that is sufficient to allow the court to grant summary judgment. Due to our Chapter 11 petition filing on
December 4, 2001, action on this lawsuit has been stayed.

        Heroes, Inc. v. Sanswire.Net. We are the plaintiff in an action against
Sanswire.Net in the Superior Court of Fulton County, Georgia. We filed the lawsuit in March 2001, seeking to recover $200,000 in principal, together with accrued interest and attorneys' fees, under the terms of a promissory note. The promissory note was executed by Sanswire.Net on March 1, 2000.

        Mastermind, Inc. v Heroes, Inc. On May 31, 2001, Mastermind Marketing filed a civil action in the State Court of Fulton County, Georgia. On September 19,
2001 Mastermind Marketing was awarded a default judgment in the amount of
$169,246.41, including interest, for the preparation of presentations, marketing strategies, and other promotional programs and delivered intellectual property and other products, services and expenses. We are currently evaluating whether to appeal this judgment.

Item 4. Submission of Matters to a Vote of Security Holders.

        As of October 30, 2000, pursuant to Section 78.320 of the Nevada General
Corporation Law, we obtained the written consent of the holders of a majority of the outstanding shares of our common stock for the approval of the change in our name from Penn Akron Corporation to Heroes, Inc. On that date, the number of shares of our common stock outstanding was 34,787,742 shares; the number of shares that consented to approve the aforementioned actions was 17,436,448, representing 50.1% of the outstanding shares. We filed the amendment to the
Company's Articles of Incorporation with the Nevada Secretary of State on
December 4, 2000.

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

Summary of Quarterly High and Low Price of Common Stock in 2000

    QUARTER                  HIGH BID                     LOW BID

2nd Quarter 2000              $5.00                        $0.75
3rd Quarter 2000              $1.062                       $0.28
4th Quarter 2000              $1.00                        $0.312

        The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the cnbc.com and the quick and reilly.com web sites.

  As of March 31, 2001, there were 2,450 owners of record of our common stock.

        We have never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

Sales of Unregistered Securities

        Pursuant to the Merger Agreement with Spherus, in March 2000, we issued
15,693,581 shares of restricted Common Stock to the former stockholder of
Spherus. We also issued 1,000,000 shares of restricted Common Stock to Tampa Bay
Financial, Inc., as compensation for financial consulting services in connection with the merger. Such shares were issued to a limited number of sophisticated investors, and we believe that such issuance was exempt from registration under
Section 4(2) of the Securities Act of 1933.

        Additionally, in March 2000, we issued 4,500,000 shares of restricted
Common Stock to Catalyst Communications, Inc., in consideration of a 17-acre tract of undeveloped land in Apex, North Carolina valued at $2,000,000.

        On October 6, 2000, we issued 1,000,000 shares of restricted Common Stock to two employees in accordance with the terms of their Employment Agreements.
Such shares were issued to a limited number of sophisticated investors, and we believe that such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933. On October 27, 2000, we issued 1,495,750 shares of restricted Common Stock in connection with the acquisition of Children's
Heroes.com. Such shares were issued to a limited number of sophisticated investors, and we believe that such issuance was exempt from registration under
Section 4(2) of the Securities Act of 1933 and under Rule 505 promulgated under such Act.

        On December 5, 2000, we issued 400,000 shares of restricted Common Stock to two consulting firms in exchange for performance of management and financial consulting services. Such shares were issued to a limited number of sophisticated investors, and we believe that such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

        The following discussion should be read in conjunction with the financial data appearing elsewhere in this report.

Liquidity And Capital Resources

        On December 4, 2001, we filed for protection under chapter 11 of the
Bankruptcy Code. On December 19, 2001, we filed a Current Report on Form 8-K describing such filing in greater detail.

        As of March 20, 2002, we had no cash, a working capital deficit of approximately $14 million and a stockholders deficit of approximately $14 million. These deficits continue to increase while we develop and market our products. We have paid certain expenses and notes through the issuance of common stock. Our continuation as a going concern is dependent upon our ability to obtain additional working capital. If adequate financing is not available or is not available on acceptable terms, our ability to meet our capital requirements may be significantly limited and could have a material adverse effect on us and ultimately could impair our ability to continue as a going concern.

     At December 31, 2000 we were owed approximately $8.9 million related to our contract with MRESA.  Receipt of this amount is uncertain and we currently  deem this  receivable  to be  uncollectible.  Although we may continue to pursue this receivable,  there is no assurance  that we will be  successful in these efforts with respect to this matter.

Results of Operations

        Our revenues decreased to $6,437,415 for the year ended December 31, 2000 from $20,097,969 for the year ended December 31, 1999. This decrease is due to the fact that fewer schools enrolled in the Company's program in Year 2 of our three-year contract with our current customer, MRESA. We also have not yet submitted additional invoices for additional work to be performed in Year 2, pending the outcome of an audit of MRESA by Arthur Andersen, LLP, and the determination by both the Federal Communications Commission ("FCC") and the SLD
as to whether or not the MRESA project shall continue, and under what terms and conditions.

        Our current customer is MRESA, an administrative services agency of the
Georgia Department of Education. The MRESA jurisdiction covers more than 11 school districts, 13 and nearly 750 schools. Our contract with MRESA was executed in March 1999, and we began performance thereunder in August 1999. The contract continues for a three-year period. As of December 31, 1999, we had completed Year 1 of the three Years under this contract and had installed our services at 192 schools. All invoices and installations for Year 1 were approved by MRESA. We began performance on Year 2 of our contract with MRESA in early May
2000. Lynxus, Inc. ("Lynxus"), our main contractor at that time, was legally responsible for all performance under the contract, including the procurement and installation of all equipment. We are currently seeking additional customers for our school products and if we are able to obtain approval and financing for our plan of reorganization, we believe that we can expand into a number of states and school districts.

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

        Additionally, in October 2000, we purchased substantially all of the assets of Children's Heroes.com, Inc. ("Children's Heroes"). The aggregate purchase price for the assets of Children's Heroes was 235,000 shares of our common stock. We also issued approximately 1,260,750 shares of our common stock to certain creditors of Children's Heroes, Inc., a Washington corporation, and an affiliate of Children's Heroes, in consideration for becoming a beneficiary of certain releases provided by the creditors to Children's Heroes. With the purchase of Children's Heroes, we intended to deploy a nationwide grassroots and on-line marketing system aimed at K-12 fundraising and developing Internet educational tools.

        As part of the Children's Heroes transaction, we acquired certain licensing agreements with Frequent Friends.com, Inc. pursuant to which Frequent
Friends.com was to provide software in connection with the Children's Heroes program. We have received from Frequent Friends.com, Inc. a purported notice of default due to non-payment 14 of certain licensing fees under such agreements.
We have suspended performance under the agreements due to Frequent Friends.com's failure to perform under the Agreement.

        Our total cost of sales decreased to 7,016,998 for the year ended December
31, 2000 from $18,091,538 for the same period of 1999. The decrease is due to the smaller number of schools billed for Year 2 of the MRESA contract. Our expenses increased to $10,275,303 for the year ended December 31, 2000 from
$6,168,685 for the same period in 1999. This is due to increased bad debt expense, an increase in payroll and consulting fees, as well as software license and development fees, subcontractor fees, and greater travel and general expenses, in order to implement the Children's Heroes business model and launch the Children's Heroes product and service. Our bad debt expense increased by

$1,251,851 to $5,164,034 in 2000 from $3,912,183 in 1999 as a result of uncertainties in the collectibility of receivables related to the MRESA project.
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

        As a result of the foregoing, our net loss increased by $6,692,632 to
$10,854,886 in 2000 from $4,162,254 in 1999.

Item 7.  Financial Statements.

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS:

     Balance Sheets                                             17

     Statements of Operations                                   19

     Statements of Changes in Stockholders' Deficit             21

     Statements of Cash Flows                                   22

     Notes to Financial Statements                              24

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Heroes, Inc.:

We have audited the accompanying balance sheets of Heroes, Inc. (the "Company")
as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31,
2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the
United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company filed for protection under Chapter 11 of the
U.S. Bankruptcy Code in December 2001, is having difficulty in meeting its current obligations, and will require a significant amount of capital and/or debt financing to proceed with its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KINGERY, CROUSE & HOHL P.A.

March 25, 2002
Tampa, FL

                                  HEROES, INC.
                           December 31, 2000 and 1999

                                     ASSETS
                                                         2000          1999
CURRENT ASSETS:
       Cash and cash equivalents                    $    70,268    $      100
       Accounts receivable (less allowance for
           doubtful accounts of $8,859,617 and
           $3,912,183, respectively)                          -        69,212
       Other receivables                                 36,145        22,808
       Employee advances                                  5,025         2,000
       Refundable deposits                               46,572         4,380
       PrinVest Corp. escrow for OneWeb                       -       205,000
       Prepaid maintenance and training costs                 -       224,000
       Deferred financing costs                               -        45,833
       Other current assets                              48,222             -

             Total Current Assets                       206,232       573,333

EQUIPMENT (less accumulated depreciation of
           $9,465 and $1,065, respectively)             269,669         4,258

OTHER ASSETS:
       Other assets                                         100         5,116
       Prepaid maintenance and training
           costs - long-term                                  -       415,997

             Total Other Assets                             100       421,113

             Total Assets                           $   476,001    $  998,704
                                                    ============   ===========

                                   (Continued)

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                                 BALANCE SHEETS
                           December 31, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                           2000           1999
CURRENT LIABILITIES:
       Line of credit                                  $  3,131,190   $         -
       Accounts payable and accrued expenses              7,082,892     3,859,734
       Accrued compensation                                 185,174       665,032
       Deferred maintenance and training revenue            224,000       224,000

             Total Current Liabilities                   10,623,256     4,748,766

DEFERRED MAINTENANCE AND TRAINING
REVENUE - LONG-TERM                                         191,997       415,997

STOCKHOLDERS' DEFICIT:
       Common stock 500 million shares authorized,
             $.001 par value, 27,687,162 and
             10,543,581 shares issued and outstanding,
             respectively                                    35,840        27,687
       Paid-in capital                                    4,673,540             -
       Deficit                                          (15,048,632)   (4,193,746)

             Total Stockholders' Deficit                (10,339,252)   (4,166,059)

             Total Liabilities and Stockholders'
              Deficit                                  $    476,001   $   998,704
                                                       =============  ============

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 2000 and 1999

                                                      2000              1999
REVENUES:
       Local school installations                 $  6,196,383      $ 19,532,867
       Training revenue                                224,000                 -
       Network operations center                             -           529,064
       Other income                                     17,032            36,038

             Total Revenues                          6,437,415        20,097,969

DIRECT COSTS:
       Local school installations and training       6,953,105        17,606,527
       Network operations center                        22,745           452,792
       Other                                            41,148            32,219

             Total Direct Costs                      7,016,998        18,091,538

GROSS PROFIT (LOSS)                                   (579,583)        2,006,431

EXPENSES:
       Assignment fees                                       -           129,075
       Bad debt expense                              4,947,434         3,912,183
       Consulting                                      523,248                 -
       Depreciation                                     54,233           230,232
       Impairment of investment in Sanswire.net, LLC   216,600                 -
       Interest and other bank fees                    398,547           186,335
       Legal and accounting                            540,932            60,158
       Marketing fees                                  131,827            18,297
       Payroll taxes                                    71,000            41,867
       Rent                                             67,061            49,501

                                   (Continued)

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 2000 and 1999

                                                      2000              1999

       Salaries                                   $  2,664,779      $  1,424,860
       Software license and development                129,050                 -
       Telephone                                        67,062            63,030
       Travel                                          234,524             9,442
       Other expenses                                  229,006            43,705

             Total Expenses                         10,275,303         6,168,685

LOSS BEFORE PROVISION FOR INCOME
       TAXES                                       (10,854,886)       (4,162,254)

PROVISION FOR INCOME TAXES                                   -                 -

NET LOSS                                          $(10,854,886)     $ (4,162,254)
                                                  =============     =============

NET LOSS PER SHARE:
       Basic and Diluted                          $      (0.34)     $      (0.15)
                                                  =============     =============

SHARES USED IN COMPUTING NET LOSS
       PER SHARE:
       Basic and Diluted                            32,038,802        27,687,162
                                                  =============     =============

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For The Years Ended December 31, 2000 and 1999

                                               Common Stock
                                                                     Paid-in
                                           Shares         Amount     Capital      Deficit        Total

BALANCE at January 1, 1999               27,687,162     $27,687    $        -  $    (31,492)  $     (3,805)

Net loss                                          -           -             -    (4,162,254)    (4,162,254)

BALANCE at December 31, 1999             27,687,162      27,687             -    (4,193,746)    (4,166,059)

Conversion of note payable by
     Spherus shareholders                         -           -       250,000             -        250,000

Excess liabilities acquired in the
      Penn-Akron Merger                           -           -          (800)            -           (800)

Cash received in merger with
      Spherus Technologies, Inc.                  -           -       494,096             -        494,096

Other issuance of common stock
     for cash                             4,500,000       4,500     1,995,500             -      2,000,000

Issuance of common stock for
     acquisition of Children's Heroes     1,495,750       1,496        (1,496)            -              -

Issuance of common stock to
     reserve account                        687,500         687          (687)            -              -

Issuance of common stock for
     services                             1,469,834       1,470     1,936,927             -      1,938,397

Net loss                                          -           -             -   (10,854,886)   (10,854,886)

BALANCE at December 31, 2000             35,840,246     $35,840    $4,673,540  $(15,048,632)  $(10,339,252)
                                         ==========     =======    ==========  =============  =============

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 2000 and 1999

                                                                  2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
       Cash received from customers                          $  1,318,593     $ 16,121,978
       Cash paid to subcontractors, vendors and employees      (6,251,353)     (15,784,056)
       Interest received                                                -            5,018
       Interest paid                                                    -          (69,335)

             Net Cash Provided By (Used In) Operating
                    Activities                                 (4,932,760)         273,605

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in Sanswire.net, LLC                           (200,000)               -
       Acquisition of equipment                                  (273,811)          (5,323)

             Net Cash Used In Investing Activities               (473,811)          (5,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in line of credit                             2,732,643                -
       Proceeds from note payable to stockholder                  250,000                -
       Proceeds from issuances of common stock                  2,494,096                -
       Deferred financing costs paid                                    -         (275,000)

             Net Cash Provided By (Used In) Financing
                    Activities                                  5,476,739         (275,000)

INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                                70,168           (6,718)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          100            6,818

CASH AND CASH EQUIVALENTS, END OF YEAR                       $     70,268     $        100
                                                             =============    =============

                                   (Continued)

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 2000 and 1999

                     RECONCILIATION OF NET LOSS TO NET CASH
                   (USED IN) PROVIDED BY OPERATING ACTIVITIES

                                                                2000              1999

Net loss                                                  $ (10,854,886)     $ (4,162,254)
Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
       Provision for doubtful accounts                        4,947,434         3,912,183
       Depreciation                                              54,233           230,232
       Issuance of common stock for services                  1,938,397                 -
       Write off of investment in Sanswire.net, LLC             216,600                 -
       Cash flows resulting from changes in:
             Accounts receivable                             (4,878,223)       (3,970,973)
             Prepaid maintenance costs                          639,997          (639,997)
             Escrow for OneWeb                                  205,000          (205,000)
             Other assets                                      (118,361)          (24,188)
             Accounts payable                                 3,222,358         3,828,481
             Accrued expenses                                   (81,310)          665,124
             Deferred maintenance and training revenues        (224,000)          639,997

             Net Cash Provided By (Used In) Operating
                    Activities                            $  (4,932,760)     $    273,605
                                                          ==============     =============

                  NONCASH INVESTING AND FINANCING TRANSACTIONS

During the year ended December 31, 2000 a $250,000 note payable to a stockholder was converted to 500 shares of Spherus common stock prior to the merger.

During the year ended December 31, 2000, the Company issued 1,495,750 shares of common stock as consideration for the purchase of Children's Heroes, Inc.

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

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                 For The Years Ended December 31, 2000 and 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Heroes, Inc. (we, us, our) formerly known as Penn-Akron Corporation
(Penn-Akron) is in the business of providing turnkey installations of an internet-based video distribution and multimedia network to school districts primarily in metropolitan Atlanta, Savannah and Brunswick, Georgia.

        On March 13, 2000, we changed our domicile from the state of Delaware to
Nevada and changed our authorized common capital stock from 10,000,000 shares with a par value of $0.01 to 100,000,000 shares with a par value of $.001. On
March 24, 2000, we acquired all the outstanding stock of Spherus Technologies,
Inc. (Spherus), in a stock for cash and stock merger, accounted for as a purchase transaction whereby Spherus was deemed to be the acquirer. The stockholders of Spherus received 17,143,581 shares of our common stock, and our shareholders retained 10,543,581 shares of our common stock. Immediately after the acquisition, the former stockholders of Spherus owned over 50% of our outstanding shares.

        The financial statements for 1999 include the accounts of Spherus only. At the date of merger, we had $800 of liabilities and ($800) in equity consisting of $942,469 in paid in capital and ($943,269) in retained earnings (deficit). We had no activity for the 12 months prior to the merger.

        On September 24, 2001, we filed a certificate of amendment to our Articles of Incorporation to increase the number of authorized shares from 100,000,000 to
500,000,000.

        As a result of these matters, all references to the number of shares and par value in the accompanying financial statements and notes thereto have been adjusted to reflect the merger with Spherus and changes in the authorized number of shares of our common stock and its par value as though all such changes had been completed as of January 1, 1999.

        On October 27, 2000, we purchased the assets, consisting of contracts, service agreements, licensing agreements, marketing and sales agreements and other intellectual property, of Children's Heroes, Inc. (CHI) through the issuance of 1,495,750 shares of our common stock to former owners and creditors of CHI. Total liabilities of CHI were $235,100 and their net loss since inception was $235,100, CHI had no revenue prior to the acquisition. The CHI division earns a rebate for fundraising through Internet E-commerce and purchases at bricks and mortar merchants. We have expensed all costs incurred in developing the marketing plan for the CHI business.

        On December 4, 2001, we filed for protection under Chapter 11 of the U.S.
Bankruptcy Code.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make.
Estimates that are critical to the accompanying financial statements include the appropriate level of allowance for doubtful accounts, which can be significantly impacted by future events. Actual results could significantly differ from our estimates.

        Revenue for the installation at each participating school is recorded when each phase of the installation project is complete. The contract calls for initial training, maintenance and support of each school for 36-months from installation. Revenue and expense related to the training, maintenance and support was recognized ratably over the term of the contract.

        Equipment is stated at original cost. Depreciation is provided using the straight-line method over the estimated useful lives of three to five years.

        We compute loss per share in accordance with SFAS No. 128 "Earnings per
Share" (SFAS No. 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under
the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the year ended
December 31, 1999. Common equivalent shares outstanding as of December 31, 2000, which consist of contingent shares and stock options issued to certain shareholders, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net per share are identical as of December 31, 2000 and 1999.

        We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109,
deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.
Temporary differences between financial and tax reporting arise primarily from the use of different methods to recognize bad debt expense.

        Advertising costs are expensed as incurred.

        We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation,"

established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. We have elected to use the intrinsic value method of accounting as described above, and have adopted the disclosure requirements of SFAS No.
123.

2. GOING CONCERN

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a deficit of approximately
$15 million at December 31, 2000 and anticipate incurring net losses for the foreseeable future. In addition, we will require (1) the approval of the United
States Bankruptcy Court and (2) a significant amount of capital to proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to emerge from bankruptcy proceedings and to secure an adequate amount of capital, through either additional equity funding or loans with appropriate repayment terms, to finance our planned principal operations and/or implement our business plan. In addition, our plans include devoting appropriate resources to obtain a quick and favorable resolution of the matters related to the contract discussed in Note 3. However, there is no assurance that we will be successful in our efforts with respect to these matters. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

        Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3. CONTRACT WITH METROPOLITAN REGIONAL EDUCATIONAL SERVICE AGENCY

        We have a contract with Metropolitan Regional Educational Service Agency
(MRESA) to provide a turnkey installation of an internet-based satellite video distribution and multimedia system (MRESAnet 2000 Project) in up to approximately 700 schools in 14 school districts primarily in the Atlanta
Metropolitan area and surrounding counties, plus Savannah and Brunswick.

        The funds for this project are provided from a Federal program administered through the Schools and Library Division (SLD) of the Universal Service
Administrative Company. The program requires a matching commitment of 10-80% for each school from private or local funds. The agreement is automatically renewed for subsequent phases of the MRESAnet 2000 Project to the extent that SLD funding or other alternative funding remains available to fund the financial requirements of this program. We received a funding letter from the SLD for
Year/Phase 1 and Year/Phase 2.

         A summary of the contract terms for each phase is as follows:

                                                    December 31, 2000          December 31, 1999
                                                      (Year/Phase 2)              (Year/Phase1)
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

                MRESA                    $2,653,368  Year 1 matching funds
                                         $2,529,020  Year 2 matching funds

                SLD                      $81,581  Year 1 installations
                                         $3,595,648  Year 2 installations

        The MRESA receivable relates to matching obligations to be paid from contributions or other local funds. If MRESA does not raise the matching funds for Years 1 and 2, the terms of the SLD grant may not be met and the SLD may not fund some part of or all of the $3.6 million receivable, and may require refund of all Year 1 money paid to us of approximately $18 million. In 2000 and 1999,
58% and 88%, respectively, of revenues were funding received from the SLD.

        Because of the uncertainties related to the MRESAnet 2000 Project matching requirements, and the fact that related accounts receivable have not been collected as of the date we filed for protection under Chapter 11 of the
Bankruptcy Code, a reserve has been established for our receivables of
$8,859,617 and $3,912,183 at December 31, 2000 and 1999, respectively.

4. CONTINGENCIES

        In addition to the contingent liability of approximately $18 million referred to in Note 3, the following contingencies existed at December 31, 2000:

        On September 7, 2000, one of our subcontractors, Lynxus, Inc. (Lynxus), filed suit against us in the United States District Court for the Northern
District of Georgia claiming that they are entitled to approximately $483,000 plus interest. The claim arises out of the termination of a network implementation agreement between us and MRESA, whereby we had subcontracted with
Lynxus, Inc. to coordinate and manage the delivery, installation and testing requirements relating to the MRESA contract for all schools in 11 out of the 14 school districts for Years 1 and 2. In September 2000, we terminated our subcontract with Lynxus. As a result, we have expensed certain prepaid maintenance and training services owed to the Company at December 31, 2000 of approximately $511,000. We have denied liability and have asserted a counterclaim for the damages we have suffered as a result of breach of the subcontract by Lynxus. Because of this and because the litigation is in the discovery stage, the ultimate outcome of this matter cannot be determined.
Accordingly, no provision for any loss that may result upon resolution of this litigation has been made in the accompanying financial statements.

        In addition, accounts payable at December 31, 2000, includes a payable to
Lynxus for $5.8 million that management believes may not be due to Lynxus if the matching funds are not obtained by MRESA. The outstanding invoices detailed in the lawsuit by Lynxus against us are included in this $5.8 million.

        We are also being sued by a stockholder who was a former employee for approximately $100,000 for termination of his employment contract. We have accrued for the compensation element of the claim in our financial statements.
The claim also seeks redemption of his common stock for $1 million. We believe that the redemption claim against us is without merit. Due to our Chapter 11 petition filing on December 4, 2001, action on this lawsuit has been stayed.
Because of this and because the ultimate outcome of this matter is not reasonably determinable, we have not accrued for any costs or expenses that may arise from the redemption of the common stock.

5. LINE OF CREDIT

        At December 31, 1999, we had an $11,000,000 line of credit with PrinVest
Corp. Advances under the line accrued interest at prime plus 5.75% per annum, and were secured by substantially all of our assets. Loan origination fees of
$275,000 were capitalized and amortized over the life of the agreement. There was no amount outstanding on this line of credit at December 31, 1999.

        We signed a new agreement with PrinVest Corp. on June 7, 2000, for a maximum line of credit of $3,500,000. Interest is payable at prime plus 2% per annum on the outstanding balance. We received notice on January 5, 2001, that we are deemed by PrinVest to be in default under this agreement due to failure to remit payments when due. The balance at December 31, 2000 of $3,131,190 was accelerated and became immediately due on January 5, 2001. Interest and servicing fees continue to accrue, including additional default interest in the amount of 4% per annum.

6. INCOME TAXES

        The provision for income taxes for the years ended December 31, 2000 and
1999, is made up of the following:

                                         2000             1999
        Current                      $         -     $         -
        Deferred                      (5,693,000)     (1,881,000)
        Change in valuation reserve    5,693,000       1,881,000

        Provision for income taxes   $         -     $         -
                                     ============    ============

        At December 31, 2000, we had approximately $6,100,000 of unused operating tax loss carryforwards. These carryforwards expire at various times through the year ended December 31 2020, however because our bankruptcy proceedings, changes in control and various other matters utilization of the income tax loss carryfoward is not assured. As such a valuation reserve in an amount equal to the net deferred tax asset has been provided.

        At December 31, 2000 and 1999, we had no deferred tax liabilities and our deferred tax assets consisted of the following:

                                               2000             1999

        Deferred tax asset - noncurrent:
          Operating loss carryforward      $ 2,383,000      $   360,000
          Reserves                           3,670,000        1,521,000
          Valuation reserve                 (6,053,000)      (1,881,000)

                                           $         -      $         -
                                           ============     ============

7. EMPLOYMENT AGREEMENTS

        At December 31, 2000, we were obligated under employment agreements which required minimum base salaries of approximately $540,000 per year through
October 2002 and provided for grants of 1,019,834 shares of common stock and options to purchase 6,370,000 shares of common stock over various exercise prices, dates and vesting periods.

        At December 31, 1999, there were employment agreements which provided for performance bonuses to 3 employees/stockholders in the amount of the greater of
$140,000 or 3% of earnings before interest, taxes, depreciation and amortization
(EBITDA), to be paid by the end of calendar year 1999. In addition, we agreed to pay another employee/stockholder a bonus of $220,000 for the year ended December

31, 1999. We accrued $640,000 for these agreements at December 31, 1999. At
December 31, 2000, approximately $45,000 of this amount is left to be paid.

8. STOCK TRANSACTIONS, GRANTS AND OPTIONS

        On April 10, 1987, we completed a two for one reverse common stock split of selected shares. The available records have been insufficient to verify the completion of the stock split. Because of various errors and omissions, we have issued 687,500 shares into a reserve account to be used in the event of any valid claims from the possible errors outlined above. We believe these shares of 687,500 will be adequate to cover any possible future claims.

        As part of the merger with Spherus, certain Spherus stockholders were granted additional shares of stock upon the accomplishment of certain earn out goals. The term of this Earn Out is for five fiscal years beginning January 1,
2000. This Earn Out provides that we shall issue four additional shares of our common stock among the eligible stockholders for every dollar of annual income
(as defined in the agreement) achieved by us for each such fiscal year in excess of the amount necessary to earn $0.15 per share for us in the year. No additional shares relating to this agreement have been earned through December
31, 2000.

        We have a stock option plan that provides for the granting of stock options to officers and key employees. The objectives of this plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. We are authorized to grant options for up to 11,264,304 common shares under the 2000 Equity Incentive Plan, of which 6.3 million have been granted. Options for 3.7 million shares were issued at an exercise price of
$.11 per share, which is less than the $.40 per share fair value at the date of grant. These options vest 12.5% per quarter for 2 years. We recognized
$1,069,300 of compensation expense related to these options in 2000 based on the difference between the fair value and the option exercise price. The remaining options which were granted at prices which are either equal to or above the fair value of the stock on the date of grant, vest over 2, 3, or 5 year period, and expire ten years after the grant date.

The status of our stock options are summarized below:

                                                      Weighted
                                      Number of       Average
                                       Shares       Exercise Price

Outstanding at December 31, 1999            -          $        -
Granted                             6,300,000                0.53
Exercised                                   -                   -
Canceled                                    -                   -

Outstanding at December 31, 2000    6,300,000          $     0.53
                                    =========          ==========

Options exercisable at:
        December 31, 2000             225,000          $     0.68
        December 31, 2001           2,550,000                0.31
        December 31, 2002           2,550,000                0.31
        December 31, 2003             300,000                1.36
        December 31, 2004             337,500                1.80
        December 31, 2005             337,500                1.80

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value.
Accordingly, other than the 3.7 million options mentioned above, no compensation cost has been recognized for stock options, since all options were granted at an exercise price equal to or greater than the fair market value of the common stock at the date of grant. Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for
Stock-Based Compensation," our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                 2000                      1999
Net loss
   As reported              $ (10,859,386)        $     (4,162,254)
   Pro Forma                  (10,859,386)              (4,162,254)
Loss per share
   As reported              $       (0.34)        $          (0.15)
   Pro Forma                $       (0.34)                   (0.15)

        The weighted average fair value of options granted during 2000 estimated on the date of grant using the Black-Scholes option-pricing model was $.42. The fair value of options granted is estimated on the date of grant using the following assumptions: dividend yield of 0%, expected volatility of 167%, risk-free interest rate range of 5.75% to 6.0% depending on grant date, and an expected life ranging from 2 - 5 years. Summary information about our stock options outstanding at December 31, 2000, is as follows:

                                      Weighed
                                      Average
                                      Contractual       Weighed                             Weighed
Range of            Outstanding       Periods In        Average           Excercisable at   Average
Exercise Price      at 12/31/00       Years             Exercise Price    12/31/00          Exercise Price
$0.11-$0.43         4,500,000         2.00              0.17                    -           $     -
$0.68-$1.87         1,800,000         3.38              1.44              225,000              0.68
$0.11-$1.87         6,300,000         2.39              0.53              225,000           $  0.68

9. INVESTMENT

        We invested $200,000 in a promissory note of Sanswire.net, LLC, an organization with which we were considering doing business. Interest accrued at 10% per annum. On December 31, 2000, we formally demanded payment of the $200,000 plus accrued interest of $16,600. We have fully reserved for the loss on this investment.

10. LEASE OBLIGATION

        During 2000, we entered into a lease for office space in Virginia. This lease began on October 1, 2000, and was scheduled to expire on November 30,
2002. In June 2001, we terminated this lease and forfeited our $46,572 deposit.
Subsequent to the lease termination, we have operated from office space provided to us by our officers for no consideration. The minimum lease payments under this lease were as follows:

2001                                  $  138,459
2002                                     131,641

                                      $  270,100

11. OTHER SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to December 31, 2000, the following significant transactions and/or events occurred:

Litigation

        On May 31, 2001, Mastermind Marketing filed a civil action in the State
Court of Fulton County, Georgia. On September 19, 2001 Mastermind Marketing was
awarded a default judgment in the amount of $169,246.41, including interest, for the preparation of presentations, marketing strategies, and other promotional programs and delivered intellectual property and other products, services and expenses. Because the conditions giving rise to the litigation did not exist at
December 31, 2000, no liabilities have been recorded in the accompanying financial statements as a result of these matters.

Financing

        On January 10, 2001, we offered 4 million units, each unit consisting of one share of common stock, and one warrant in a private placement memorandum at an offering price of $.25 per unit. The warrants entitle the holders to purchase one share of common stock for each warrant held at an exercise price of $.50 per share until January 15, 2004. As of March 20, 2002, 3,320,000 units have been sold for $830,000.

        We issued and defaulted on three promissory notes for approximately $1.2 million. These notes accrue interest at 10% per annum and are due on demand, but no later than November 23, 2001. The note holder has the option to convert all or a portion of the note into shares of our common stock at $.01 per share. If we plan to payoff all or part of the principal amount, we shall give the note holder 20 days notice of our intention. During this 20-day period, the note holder may elect to convert the amount to be paid by us into shares at the
Conversion Price.

Stock transactions

        During 2001, we issued 800,000 warrants for consulting services which entitles the holders to purchase one share of common stock for each warrant held at exercise prices ranging from $.40 - $.50 per share. As of March 20, 2002 all the warrants have been fully vested.

        During 2001, 900,000 options to purchase common stock expired due to the termination of two employees. In addition, during 2001 we issued approximately
60,000,000 shares to employees and consultants for compensation and reimbursement of operating expenses.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial
        Disclosure.

        On December 10, 2001, we discharged Windham Brannon, P.C. as principal independent accountant. The decision to change principal accountant was due to the fact that we filed a voluntary petition for relief under chapter 11 of the bankruptcy code, and Windham Brannon, P.C., is now a pre-petition creditor. From the engagement of Windham Brannon, P.C. on July 6, 2000 to their discharge on
December 10, 2001, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not solved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Windham Brannon, P.C.'s reports on the financial statements of the Company as of and for the year ending December 31, 2000 did not express an opinion due to a significant uncertainty related to the valuation of certain assets and the completeness of certain liabilities. In addition, there was an explanatory paragraph related to our ability to continue as a going concern. Windham Brannon, P.C.'s reports on the financial statements of the
Company as of and for the year ending December 31, 1999 qualified their opinion due the fact that they were unable to confirm a certain receivable and satisfy themselves as to the carrying value of that receivable. In addition, there was an explanatory paragraph related to our ability to continue as a going concern.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        With Section 16(a) of the Exchange Act.

Management

        Members of our Board of Directors are elected by our shareholders at each annual meeting of shareholders, to hold office until their successors are elected and qualified. The executive officers are appointed by our Board of
Directors and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of the Company.

        There are no arrangements or understandings whereby the directors or the executive officers of the Company are elected, and there are no family relationships between any of such persons.

        The following table sets forth, as of March 31, 2002, certain information regarding the directors and executive officers of the Company:

     Name                     Age                    Position
Amer A. Mardam-Bey            40        Chief Executive Officer, President and Director

Tammy L. Lambert              33        Chief Operations Officer and Director

Carl L. Smith                 59        Director

        Set forth below is certain information concerning each of the directors and executive officers of the Company. Unless otherwise indicated, the principal occupation listed for each individual has been his principal occupation for the past five years.

AMER A. MARDAM-BEY, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Since
October 2000, Amer A. Mardam-Bey has served as our President, Chief Executive
Officer and a director. Prior to joining Heroes, Mr. Mardam-Bey co-founded
Drawbridge, LLC, a professional management services firm, specializing in assisting companies in their early growth stages. At Drawbridge from 1999 to
2000, Mr. Mardam-Bey advised domestic and international high technology and educational companies in their organizational, corporate governance, financial, marketing and sales efforts. Prior to founding Drawbridge, Mr. Mardam-Bey co-founded and served as Chief Operating Officer for ATCALL, Inc., a long distance reseller and prepaid services provider, from 1995 to 1999.

TAMMY L. LAMBERT, CHIEF OPERATIONS OFFICER AND DIRECTOR. Since October 2000,
Tammy L. Lambert has served our Chief Operating Officer. Prior to joining
Heroes, Ms. Lambert co-founded Drawbridge, LLC, a professional management services firm, specializing in assisting companies in their early growth stages.
At Drawbridge from 1999 to 2000, Ms. Lambert advised domestic and international high technology and educational companies in their sales, marketing and operational efforts. Before founding Drawbridge, Lambert served as Vice
President of Operations for ATCALL, Inc., a long distance reseller and prepaid services provider from 1997 to 1999.

CARL L. SMITH, DIRECTOR. Carl Smith has been a director since September 2000.
Mr. Smith is an entrepreneur in marketing, sales and business development. Mr.
Smith served as the CEO of DNAPrint genomics (and its predecessor in interest)
from 1994 to March 2002. During that period, while DNAPrint's predecessor in interest was known as Catalyst Communications, Inc., Catalyst and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. Catalyst emerged from bankruptcy court protection in 1999. Mr.
Smith has also served on the Board of Directors of Diversified Resources Group,
Inc. from 1994 to 1996 and from April 1999 to present. In 1997, Diversified
Resources Group, Inc. and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. It emerged from bankruptcy court protection in July 1999. Mr. Smith also serves on the Board of Directors of
American Communications Enterprises, Inc.

        On March 26, 2001, Kenneth M. Herman resigned as a director of the Company.
Christopher Baker resigned from the Board of Directors on April 11, 2001.
Christopher Smith resigned from the Board of Director on September 19, 2001.

Item 10. Executive Compensation.

        The following table sets forth the compensation paid by the Company to its executive officers in 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                                     Annual Compensation                Compensation
         Name and Position            Year (1)    Salary ($)       Bonus ($)       Securities underlying
                                                                                         options (#)

Amer Mardam-Bey                             2000       $55,000       $230,000 (2)         2,500,000
  Chief Executive Officer

Christopher J.S. Baker                      2000      $110,000       $      0                     0
  Chief Financial Officer

Kenneth Herman                              2000      $110,000       $      0                     0
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

Employment Agreements

        On October 6, 2000, we entered into an employment agreement with Amer A.
Mardam-Bey, our chief executive officer. The agreement commenced on October 6,
2000 and expires on October 5, 2002, subject to automatic renewal for successive one-year periods unless either party elects not to renew the agreement. The agreement requires Mr. Mardam-Bey to serve as our chief executive officer and provides for him a base salary of $240,000 per year. In addition, if the performance of the Company and Mr. Mardam-Bey are satisfactory to our board of directors, the agreement provides for payment to Mr. Mardam-Bey of a quarterly cash bonus in the amount equal to 6.25% of his base salary, or $15,000.

        In connection with the execution of the employment agreement, we granted to Mr. Mardam-Bey 500,000 shares of our common stock, all of which was vested as of that date. In accordance with the Penn-Akron Corporation Stock Option Plan, we granted to Mr. Mardam-Bey an option to purchase 400,000 shares of our common stock at an exercise price of $0.43 per share. The options vest as to one-eighth of such options at the end of each quarterly period of service under the agreement. In accordance with the Penn-Akron Corporation Stock Option Plan, we granted to Mr. Mardam-Bey an option to purchase 2,100,000 shares of our common stock at an exercise price of $0.11 per share. The options vest as to one-eighth of such options at the end of each quarterly period of service under the agreement. The agreement provides that in the event of a Change of Control (as defined in the Penn-Akron Corporation Stock Option Plan), or in the event that we terminate Mr. Mardam-Bey's employment without cause, the vesting of all such options shall be accelerated.

        The employment agreement prohibits Mr. Mardam-Bey from competing with us for a period of one year after termination of employment. In the event that we terminate his employment without cause and other than as a result of his death or disability, Mr. Mardam-Bey is entitled to all salary and bonus that would have been payable for the remaining term of the contract. In addition, certain terminations by Mr. Mardam-Bey, denominated terminations "for good reason," are deemed to be terminations without cause. Terminations for good reason include reductions in Mr. Mardam-Bey's compensation, material diminution of his authority or duties and relocation of the Company's headquarters from the
Washington, D.C. metropolitan area.

        On January 1, 2000, the Company entered into an employment agreement with
Christopher J.S. Baker, its chief financial officer. Mr. Baker resigned on April
11, 2001, and his employment agreement terminated.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2002 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%)
of the outstanding Common Stock; (ii) each director of the Company; (iii) each named executive officer; and (iv) all directors and executive officers of the
Company as a group.

   Name And Address Of Beneficial Owner (1)         Amount Of Beneficial
                                                         Ownership         Percent Of Class(2)

Vikki Cook                                               8,387,462                8.5%
355 Interstate Boulevard
Sarasota, FL  34240

Amer A. Mardam-Bey                                      21,330,611               21.5%

Tammy L. Lambert                                        16,656,770               16.8%

Carl L. Smith                                                    0                  0%

All Officers and Directors as a Group (5                37,987,381               38.3%
persons)

(1) Unless otherwise indicated, address is 1915 B Chain Bridge Rd, Suite 506, McLean, VA 22102

(2) Based on shares of Common Stock outstanding on the date of this report.

Item 12. Certain Relationships and Related Transactions.

        In connection with the Merger Agreement with Spherus, in March 2000, we issued 1,000,000 shares of restricted Common Stock to Tampa Bay Financial, Inc.
Carl L. Smith, one of our directors, is a director and officer of Tampa Bay
Financial, Inc.

        In September and November 2000, we paid consulting fees and expenses totaling $76,918 to Drawbridge, LLC, a professional management services firm specializing in assisting companies in their early growth stages. Drawbridge,
LLC is controlled by our Chief Executive Officer and President, Amer A.
Mardam-Bey, and our Chief Operating Officer, Tammy L. Lambert. The consulting fees and expenses were earned by Drawbridge, LLC prior to the date that Mr.
Mardam-Bey and Ms. Lambert joined us as officers.

        In December 2000, we granted Bay Forest Limited 200,000 shares of common stock as compensation for management and financial consulting services. Bay
Forest Limited is controlled by Ibrahim Mardam-Bey, the brother of our Chief
Executive Officer and President, Amer A. Mardam-Bey.

Item 13.Exhibits and Reports on Form 8-K.

        (a) Exhibits

        3(i).1 Articles of Incorporation (previously filed as Exhibit 3.(i) to the
               Company's Current Report on Form 8-K, filed April 11, 2000).

        3(i).2 Certificate of Amendment to Articles of Incorporation filed December 4, 2000

        3(i).3 Certificate of Amendment to Articles of Incorporation filed September 25, 2001.

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
             Report on Form 10-Q, filed on November 14, 2000).

        10.10 Stock Option Agreement between the Company and Tammy L. Lambert, executed
              October 6, 2000 (previously filed as Exhibit 10.7 to the Company's Quarterly
              Report on Form 10-Q, filed on November 14, 2000).

        10.11 Stock Option Agreement between the Company and Christopher Hutcherson, executed October 27, 2000 (previously filed as Exhibit 10.8 to the Company's
              Quarterly Report on Form 10-Q, filed on November 14, 2000

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
              Report on Form 10-Q, filed on November 14, 2000).-

        10.14 Penn-Akron Corporation Equity Incentive Plan, effective as of October 6,
              2000 (previously filed as Exhibit 10.11 to the Company's Quarterly Report on
              Form 10-Q, filed on November 14, 2000).

        10.15 Heroes, Inc. 2001 Executive Equity Compensation Plan (previously filed as
              Exhibit 10.15 to the Company's Annual Report on Form 10-KSB, filed on April 9,
              2001).

        10.16 Employment Agreement between the Company and Christopher J.S. Baker, executed January 1, 2000 (previously filed as Exhibit 10.16 to the Company's
              Annual Report on Form 10-KSB, filed on April 9, 2001).

        10.17 Employment Agreement between the Company and Kenneth Herman, executed
              January 1, 2000 (previously filed as Exhibit 10.17 to the Company's Annual
              Report on Form 10-KSB, filed on April 9, 2001).

        16.1 Letter from Windham Brannon, P.C. to the Securities and Exchange Commission
             (previously filed as Exhibit 16.1 to the Company's Quarterly Report on Form
             10-Q, filed on December 14, 2000).

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

                                                   Heroes, Inc.

                                                   By:/s/Amer Mardam-Bey
                                                     Amer Mardam-Bey, President

                                                   Date:    March 25, 2002

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                          DATE

/s/Amer Mardam-Bey              Chief Executive Officer,           March 25, 2002
Amer Mardam-Bey                 Chief Accounting Officer,
                                Director

/s/Tammy L. Lambert             Chief Operations Officer,          March 25, 2002
Tammy L. Lambert                Director

/s/Carl L. Smith                Director                           March 25, 2002
Carl L. Smith

