Form 10KSB
period 2001-12-31
HEROES INC
filed 2002-05-21
CIK 748210

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.         $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.) As of May 15, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $122,451.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 99,213,109 as of May 15, 2002

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

Transitional Small Business Disclosure Format (check one):

Yes ___ No  X

Item 8. Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure..............................................34

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

Item 2. Description of Property.

        In June 2001, we terminated our lease for office space and forfeited the approximate $34,000 deposit. We have not obtained replacement commercial office space. We are currently operating from an officer's residence for no consideration. We own no other property.

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

        Mastermind, Inc. v Heroes, Inc. On May 31, 2001, Mastermind Marketing filed a civil action in the State Court of Fulton County, Georgia. On September 19,
2001 Mastermind Marketing was awarded a default judgment in the amount of
$169,246, including interest, for the preparation of presentations, marketing strategies, and other promotional programs and delivered intellectual property and other products, services and expenses. We are currently evaluating whether to appeal this judgment.

Item 4.  Submission of Matters to a Vote of Security Holders.

        As of August 13, 2001, pursuant to Revised Business Code Sec. 16-10a-1001 of the Nevada General Corporation Law, we obtained the written consent of the holders of a majority of the outstanding shares of common stock for the approval of an increase in the number of authorized shares to five hundred million
(500,000,000) common shares, par value $0.001 per shares. On that date, the number of shares of common stock outstanding was 60,285,760 shares; the number of shares that consented to approve the aforementioned actions was 31,034,130, representing 51.5% of our outstanding shares. We filed the amendment to the
Company's Articles of Incorporation with the Nevada Secretary of State on
September 24, 2001.

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

Summary of Quarterly High and Low Price of Common Stock in 2000 - 2001

    QUARTER                     HIGH BID                      LOW BID

2nd Quarter 2000                  $5.00                        $0.75
3rd Quarter 2000                  $1.062                       $0.28
4th Quarter 2000                  $1.00                        $0.312
1st Quarter 2001                  $0.562                       $0.060
2nd Quarter 2001                  $0.100                       $0.010
3rd Quarter 2001                  $0.040                       $0.005
4th Quarter 2001                  $0.005                       $0.001

        The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the cnbc.com and the quick and reilly.com web sites.

        As of May 8, 2002, there were 2,581 owners of record of our common stock.

        We have never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. Management does not expect to declare dividends in the foreseeable future.

Sales of Unregistered Securities

        On January 10, 2001, we issued a private placement memorandum at an offering price of $.25 per unit. Each unit consists of one share of common stock, and one warrant. The warrants entitle the holders to purchase one share of common stock for each warrant held at an exercise price of $.50 per share until January 15, 2004. As of May 8, 2002, 3,320,000 units have been sold for
$830,000. We also issued 800,000 warrants for consulting services which entitles the holders to purchase one share of common stock for each warrant held at exercise prices ranging from $.40 - $.50 per share vesting in 4 - 24 months.

        During the twelve months ended December 31, 2001, 1,800,000 options to purchase common stock expired due to the termination of two employees. In addition, during that period we issued approximately 60,000,000 shares to employees and consultants for compensation and reimbursement of operating expenses.

        On September 25, 2001, we filed a certificate of amendment to our Articles of Incorporation to increase the number of authorized shares from 100,000,000 to
500,000,000.

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

        At December 31, 2001 we were owed approximately $8.9 million related to our contract with MRESA. Receipt of this amount is uncertain and we currently deem this receivable to be uncollectible. Although we may continue to pursue this receivable, there is no assurance that we will be successful in these efforts with respect to this matter.

Results of Operations

        We generated no revenues in 2001 compared to approximately $6,400,000 in
2000. This decrease is due to the fact that we have not submitted additional invoices for additional work to be performed in Year 2, pending the outcome of an audit of MRESA by Arthur Andersen, LLP, and the determination by both the
Federal Communications Commission ("FCC") and the SLD as to whether or not the
MRESA project shall continue, and under what terms and conditions.

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

        Our total cost of sales decreased to approximately $ 8,000 for the year ended December 31, 2001 from approximately $7,000,000 for the same period of
2000. The decrease is due to the suspension of the MRESAnet 2000 project pending the outcome of an audit of MRESA. Our expenses decreased to approximately
$4,500,000 for the year ended December 31, 2001 from approximately $10,300,000 for the same period in 2000. Our bad debt expense decreased to $0 in 2001 compared to approximately $5,200,000 in 2000. Our salary expense decreased to approximately $ 1,500,000 from approximately $2,700,000 due primarily to the fact that we reduced the salaries of numerous employees and consultants in order to lower payroll expenses and conserve cash flow. Our legal and accounting expenses decreased to approximately $ 219,000 from approximately $541,000.

        As a result of the foregoing, our net loss decreased by approximately
$6,400,000 to approximately $ 4,500,000 in 2001 from approximately $10,900,000 in 2000.

Item 7.  Financial Statements.

                                  HEROES, INC.

                  Financial Statements as of December 31, 2001
                             and for the years ended
                           December 31, 2001 and 2000
                                       and
                          Independent Auditors' Report

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                                           17

FINANCIAL STATEMENTS:

     Balance Sheet                                                     18

     Statements of Operations                                          19

     Statements of Stockholders' Deficit                               20

     Statements of Cash Flows                                          21

     Notes to Financial Statements                                     23

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Heroes, Inc.:

We have audited the accompanying balance sheet of Heroes, Inc. (the "Company")
as of December 31, 2001, and the related statements of operations, stockholders'
deficit and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31,
2001, and the results of its operations and cash flows for the years ended
December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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

Kingery, Crouse & Hohl, P.A.
May 20, 2002
Tampa, FL

                                  HEROES, INC.

                                  BALANCE SHEET
                                December 31, 2001
________________________________________________________________________________

                                     ASSETS

CURRENT ASSETS -
       Accounts receivable (less allowance for doubtful accounts
           of $8,859,617)                                          $          -
             Total Current Assets                                             -

OTHER ASSETS                                                                100

             Total Assets                                          $        100
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                       $  7,536,722
       Line of credit, including accrued interest                     3,664,241
       Notes payable, including accrued interest                      1,229,286
       Accrued compensation                                             404,995
       Deferred maintenance and training revenue                        415,997

             Total Current Liabilities                               13,251,241

STOCKHOLDERS' DEFICIT:
       Common stock 500 million shares authorized,
             $.001 par value, 99,213,109 shares issued and
             outstanding                                                 99,213
       Paid-in capital                                                6,166,833
       Deficit                                                      (19,517,187)

             Total Stockholders' Deficit                            (13,251,141)

             Total Liabilities and Stockholders' Deficit           $        100
                                                                   =============
________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 2001 and 2000

___________________________________________________________________________________

                                                        2001              2000

REVENUES                                            $         -       $  6,437,415

DIRECT COSTS                                              8,026          7,016,998

GROSS DEFICIT                                            (8,026)          (579,583)

 OTHER OPERATING EXPENSES:
       Bad debts                                              -          4,947,434
       Employee compensation and benefits:
            Stock based                                 552,413          1,499,300
            Other                                     1,129,847          1,239,069
       Interest and other bank fees                     460,433            398,547
       Impairment                                       223,695            216,600
       Rent                                             120,610             67,061
       Other general and administrative:
             Stock based                                174,253            439,097
             Other                                    1,799,278          1,468,195

             Total Other Operating Expenses           4,460,529         10,275,303

NET LOSS                                            $(4,468,555)      $(10,854,886)
                                                    ============      =============

NET LOSS PER SHARE -
       Basic and Diluted                            $     (0.06)      $      (0.34)
                                                    ============      =============

WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING -
       Basic and Diluted                             73,612,500         32,038,802
                                                    ============      =============

___________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For The Years Ended December 31, 2001 and 2000

_________________________________________________________________________________________________________________________

                                                      Common Stock            Paid-in
                                                  Shares         Amount       Capital         Deficit           Total

BALANCES at January 1, 2000                     27,687,162      $ 27,687   $          -     $ (4,193,746)   $ (4,166,059)

Conversion of note payable by
     Spherus shareholders                                -             -        250,000                -         250,000

Excess liabilities acquired in the
      Penn-Akron merger                                  -             -           (800)               -            (800)

Cash received in merger with
      Spherus Technologies, Inc.                         -             -        494,096                -         494,096

Other issuance of common stock
     for cash                                    4,500,000         4,500      1,995,500                -       2,000,000

Issuance of common stock for
     acquisition of Children's Heroes            1,495,750         1,496         (1,496)               -               -

Issuance of common stock to
     reserve account                               687,500           687           (687)               -               -

Issuance of common stock
     for compensation and
     expenses                                    1,469,834         1,470      1,936,927                -       1,938,397

Net loss                                                 -             -              -      (10,854,886)    (10,854,886)

BALANCES at December 31, 2000                   35,840,246        35,840      4,673,540      (15,048,632)    (10,339,252)

Issuance of common stock
     for compensation and
     expenses                                   60,052,863        60,053        666,613                -         726,666

Issuance of common stock
     under private placement
     memorandum                                  3,320,000         3,320        826,680                -         830,000

Net loss                                                 -             -              -       (4,468,555)     (4,468,555)

BALANCES at December 31, 2001                   99,213,109    $   99,213   $  6,166,833     $(19,517,187)   $(13,251,141)
                                                ==========    ===========  =============    =============   =============

_________________________________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 2001 and 2000

___________________________________________________________________________________________

                                                                  2001              2000

Net loss                                                    $  (4,468,555)     $ (10,854,886)
Adjustments to reconcile net loss to net cash used in
       operating activities:
       Provision for bad debt                                           -          4,947,434
       Depreciation                                                 5,544             54,233
       Issuance of common stock for compensation                  552,413          1,499,300
       Issuance of common stock for expenses                      174,253            439,097
       Impairment loss                                            223,695            216,600
       Loss on disposal of property and equipment                  40,430                  -
       Cash flows resulting from changes in:
             Accounts receivable                                        -         (4,878,223)
             Prepaid maintenance costs                                  -            639,997
             Escrow for OneWeb                                          -            205,000
             Other assets                                         135,964           (118,361)
             Accounts payable and accrued expenses              1,050,895          3,222,359
             Accrued compensation                                 219,821            (81,310)
             Deferred maintenance and training revenues                 -           (224,000)

             Net Cash Used In Operating Activities             (2,065,540)        (4,932,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in Sanswire.net, LLC                                  -           (200,000)
       Acquisition of equipment                                         -           (273,811)

             Net Cash Used In Investing Activities                      -           (473,811)

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from notes payable                              1,165,272                  -
       Net change in line of credit                                     -          2,732,643
       Proceeds from note payable to stockholder                        -            250,000
       Proceeds from issuances of common stock                    830,000          2,494,096

             Net Cash Provided By Financing Activities          1,995,272          5,476,739

INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                               (70,268)            70,168

CASH AND CASH EQUIVALENTS, BEGINNING
       OF YEAR                                                     70,268                100

CASH AND CASH EQUIVALENTS, END OF
       YEAR                                                 $           -      $      70,268
                                                            ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                        $           -      $           -
                                                            ==============     ==============
       Income taxes paid                                    $           -      $           -
                                                            ==============     ==============

_______________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                        21
                                   (Continued)

(Continued)
                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 2001 and 2000

________________________________________________________________________________

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

________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Heroes, Inc. ("we", "us", "our"), formerly known as Penn-Akron Corporation
(Penn-Akron), was previously in the business of providing turnkey installations of an internet-based video distribution and multimedia network to school districts primarily in metropolitan Atlanta, Savannah and Brunswick, Georgia
(See Note 3).

        On December 4, 2001, we filed for protection under Chapter 11 of the U.S.
Bankruptcy Code. In connection therewith, we are currently investigating whether to maintain or modify our current business plan and/or to develop a new one.

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

        As a result of these matters, all references to the number of shares and par value in the accompanying financial statements and notes thereto have been adjusted to reflect the merger with Spherus and changes in the authorized number of shares of our common stock and its par value as though all such changes had been completed as of January 1, 2000.

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
Estimates that are critical to the accompanying financial statements include the

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

appropriate level of allowance for doubtful accounts, which can be significantly impacted by future events. Actual results could significantly differ from our estimates.

        As a result of our bankruptcy filing, it was not practicable to estimate the fair market value of our current liabilities because of uncertainty surrounding the ultimate satisfaction of these amounts.

        For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Revenue for the installation at each participating school was recorded when each phase of the installation project was complete. The contract called for initial training, maintenance and support of each school for 36-months from installation. Revenue and expense related to the training, maintenance and support was recognized ratably over the term of the contract.

        Depreciation was provided using the straight-line method over the assets'
estimated useful lives of three to five years.

        Web site development costs consist of hardware, software, consulting services and internal costs for payroll and related expenses of our technology employees directly involved in the development. All hardware costs were capitalized. Purchased software costs were capitalized in accordance with the
Statement of Position 98-1 "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use." All other costs were reviewed and capitalized or expensed as deemed appropriate and included in other general and administrative expenses.

        We periodically review our long-lived assets for indications of impairment.
If the value of an asset is considered impaired, an impairment loss is recognized. During the years ended December 31, 2001 and 2000, we recognized impairment losses of approximately $224,000 and $217,000, respectively, from abandoning our website and certain investments.

        We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" (SFAS No. 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under
the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2001 and 2000, which consist of contingent shares and stock options issued to certain shareholders, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net per share are identical as of December 31, 2001 and 2000.

        We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109,
deferred taxes are recognized for the tax consequences of temporary differences

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.
Temporary differences between financial and tax reporting arise primarily from the use of different methods to recognize employee compensation and bad debt expenses.

        Advertising costs are expensed as incurred. Total advertising expenses for the years ended December 31, 2001 and 2000 were $0 and $23,166, respectively.

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

        Certain amounts in our 2000 financial statements have been reclassified to conform with the 2001 presentation.

2. GOING CONCERN

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a stockholders' deficit of approximately $13 million at December 31, 2001 and anticipate incurring net losses for the foreseeable future. In addition, we will require (1) the approval of the United States Bankruptcy Court and (2) a significant amount of capital to proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to emerge from bankruptcy proceedings and to secure an adequate amount of capital, through either additional equity funding or loans with appropriate repayment terms, to finance our operations. In addition, our plans include devoting appropriate resources to obtain a quick and favorable resolution of the matters related to the contract discussed in Note 3.
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

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

3. CONTRACT WITH METROPOLITAN REGIONAL EDUCATIONAL SERVICE AGENCY

        Substantially all of our 2000 revenues arose from a contract we had with
Metropolitan Regional Educational Service Agency (MRESA) to provide a turnkey installation of an internet-based satellite video distribution and multimedia system (MRESAnet 2000 Project) in up to approximately 700 schools in 14 school districts primarily in the Atlanta Metropolitan area and surrounding counties, plus Savannah and Brunswick.

        The funds for this project were provided from a Federal program administered through the Schools and Library Division (SLD) of the Universal
Service Administrative Company and a matching commitment of 10-80% for each school from private or local funds. In 2000, the SLD stopped payments for the contract pending resolution of various matters, including the failure to receive the aforementioned matching funds. Furthermore, since MRESA did not raise the matching funds for Years 1 and 2, the terms of the SLD grant were not met and the SLD did not fund the $3.6 million receivable, and may require refund of all
Year 1 money paid to us of approximately $18 million.

        Because of the uncertainties related to the MRESAnet 2000 Project matching requirements, and the fact that related accounts receivable have not been collected as of the date we filed for protection under Chapter 11 of the
Bankruptcy Code, a reserve has been established for our receivables of
$8,859,617 at December 31, 2001.

4. CONTINGENCIES

        In addition to the contingent liability of approximately $18 million referred to in Note 3, the following contingencies existed at December 31, 2001:

        On September 7, 2000, one of our subcontractors, Lynxus, Inc. (Lynxus), filed suit against us in the United States District Court for the Northern
District of Georgia claiming that they are entitled to approximately $483,000 plus interest. The claim arises out of the termination of a network implementation agreement between us and MRESA, whereby we had subcontracted with
Lynxus, Inc. to coordinate and manage the delivery, installation and testing requirements relating to the MRESA contract for all schools in 11 out of the 14 school districts for Years 1 and 2. In September 2000, we terminated our subcontract with Lynxus, and as a result, expensed approximately $511,000 of prepaid maintenance and training services owed to us by Lynxus. We have denied liability and have asserted a counterclaim for the damages we have suffered as a result of breach of the subcontract by Lynxus. Because of this and because the litigation is in the discovery stage, the ultimate outcome of this matter cannot be determined. Accordingly, no provision for any loss that may result upon resolution of this litigation has been made in the accompanying financial statements.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

        In addition, accounts payable at December 31, 2001, includes a payable to
Lynxus for approximately $5.8 million that management believes may not be due to
Lynxus if the matching funds are not obtained by MRESA. The outstanding invoices detailed in the lawsuit by Lynxus against us are included in this $5.8 million.

        We are being sued by a stockholder and a former employee for approximately
$100,000 for termination of his employment contract. We have accrued for the compensation element of the claim in our financial statements. The claim also seeks redemption of his common stock for $1 million. We believe that the redemption claim is without merit. Due to our Chapter 11 petition filing on
December 4, 2001, action on this lawsuit has been stayed. Because of this and because the ultimate outcome of this matter is not reasonably determinable, we have not accrued for any costs or expenses that may arise from the redemption of the common stock.

        On May 31, 2001, Mastermind Marketing filed a civil action in the State
Court of Fulton County, Georgia. On September 19, 2001 Mastermind Marketing was
awarded a default judgment in the amount of approximately $170,000, including interest, for the preparation of presentations, marketing strategies, and other promotional programs and delivered intellectual property and other products, services and expenses. This claim has been accrued in the accompanying financial statements.

        During 2000, we entered into a lease for office space in Virginia. This lease began on October 1, 2000, and was scheduled to expire on November 30,
2002. In June 2001, we effectively terminated this lease and forfeited our deposit of approximately $36,000. At December 31, 2001, we remain contingently liable for minimum lease payments of approximately $207,000. Subsequent to the lease termination, we have operated from office space provided to us by our officers for no consideration.

5. LINE OF CREDIT

        We are in default of our secured line of credit agreement PrinVest Corp., which previously provided for a maximum line of credit of $3,500,000. Interest and servicing fees continue to accrue, at the specified default interest rate of prime plus 6% per annum.

6. NOTES PAYABLE

Various secured notes payable, including accrued interest, currently in default. These notes accrue interest at 10% per annum. The note holders have the option to convert all or a portion of the notes into shares of our common stock at $.01 per share, at any time up to 20 days after we provide written
notice of our intention to pay the notes                                       $ 1,186,676

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

Unsecured note payable, including accrued interest, currently in default and
accruing interest at 18% per annum.                                                 42,610

Total                                                                          $ 1,229,286
                                                                               ===========

7. INCOME TAXES

        The provision for income taxes for the years ended December 31, 2001 and
2000, is made up of the following:

                                       2001                2000
Current                           $          -         $            -
Deferred                            (1,432,000)            (5,693,000)
Change in valuation reserve          1,432,000              5,693,000

Provision for income taxes        $          -         $            -
                                  =============        ===============

        At December 31, 2001, we had approximately $9,500,000 of unused operating tax loss carryforwards. These carryforwards expire at various times through the year ended December 31 2021, however because our bankruptcy proceedings, changes in control and various other matters, utilization of the income tax loss carryfoward is not assured. As such a valuation reserve in an amount equal to the net deferred tax asset has been provided.

        At December 31, 2001 and 2000, we had no deferred tax liabilities and our deferred tax assets, using an effective rate of approximately 38%, approximated the following:

                                                    2001            2000

Deferred tax asset- noncurrent:
         Operating loss carryforward            $ 3,675,000    $  2,383,000
         Allowance for doubtful accounts          3,670,000       3,670,000
         Other                                      140,000
         Valuation reserve                       (7,485,000)     (6,053,000)

                                                $         -    $          -
                                                ============   =============

8. EMPLOYMENT AGREEMENTS

        At December 31, 2001, we were obligated under employment agreements which required minimum base salaries of approximately $430,000 per year through
October 2002, and provided for grants of 800,000 shares of common stock and

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

options to purchase 3,700,000 shares of common stock over various exercise prices, dates and vesting periods.

9. STOCK TRANSACTIONS, GRANTS AND OPTIONS

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

        As part of the merger with Spherus, certain Spherus stockholders were granted rights to reserve additional shares of our common stock if certain earn out goals were met. The term of this Earn Out is for five fiscal years beginning
January 1, 2000. This Earn Out provides that we shall issue four shares of our common stock for every dollar of annual income (as defined in the agreement) in excess of the amount necessary to earn $0.15 per share in any year. No additional shares relating to this agreement have been earned through December
31, 2001.

        On January 10, 2001, we offered 4 million units, each unit consisting of one share of common stock, and one warrant in a private placement memorandum at an offering price of $.25 per unit. The warrants entitle the holders to purchase one share of common stock for each warrant held at an exercise price of $.50 per share until January 15, 2004. As of December 31, 2001, 3,320,000 units have been sold for $830,000.

        During 2001, we issued 800,000 warrants for consulting services, which entitles the holders to purchase one share of common stock for each warrant held at exercise prices ranging from $.40 - $.50 per share. As of December 31, 2001, all the warrants have been full vested.

        During 2001, we issued approximately 60,000,000 shares to employees and consultants for compensation and reimbursement of operating expenses. The fair market value of these shares has been reflected in the accompanying statement of operations.

        We have a stock option plan that provides for the granting of stock options to officers and key employees. The objectives of this plan includes attracting and retaining the best personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire common stock. We are authorized to grant options for up to 11,264,304 common shares under the 2000 Equity Incentive Plan, of which 6.3 million have been granted (1.8 million of these options were canceled in 2001 with the termination of certain employment agreements). Options for 3.7 million shares were issued in 2000, at an exercise price of $0.11 per share, which is less than the $0.40 per share fair value at the date of grant. These options vest 12.5%
per quarter for 2 years. As a result of the difference between the exercise prices and the fair values of the common stock underlying the options on the date of the grant, we recognized $1,069,300 of compensation expense in 2000. The remaining options, which were granted at prices which are either equal to or

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

above the fair value of the stock on the date of grant, vest over a 2 year period, and expire ten years after the grant date.

         The status of our stock options are summarized below:

                                                              Weighted
                                             Number of        Average
                                              Shares       Exercise Price
Outstanding at December 31, 2000             6,300,000      $      0.53
Granted                                              -                -
Exercised                                            -                -
Canceled                                    (1,800,000)           (1.43)

Outstanding at December 31, 2001             4,500,000      $      0.17
                                            ===========     ============

Options exercisable at:
December 31, 2001                            2,250,000             0.17
December 31, 2002                            2,250,000             0.17

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
awards under this plan in accordance with SFAS No. 123, "Accounting for
Stock-Based Compensation," our net earnings and earnings per share would have been reflected as follows:

                                 2001                2000
Net Loss
As reported                 $ (4,468,555)       $(10,854,886)
Pro forma                     (4,498,555)        (10,859,386)
Loss per share
As reported                 $      (0.06)       $      (0.34)
Pro forma                          (0.06)              (0.34)

        The weighted average fair value of options granted during 2000 estimated on the date of grant using the Black-Scholes option-pricing model was $0.42. The fair value of options granted is estimated on the date of grant using the following assumptions: dividend yield of 0%, expected volatility of 167%, risk-free interest rate range of 5.75% to 6.0% depending on grant date, and an

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

expected life of 2 years. Summary information about our stock options outstanding at December 31, 2001, is as follows:

                                       Weighed
                                       Average
                                     Contractual        Weighed                         Weighed
      Range of       Outstanding      Periods In        Average      Exercisable at      Average
   Exercise Price    at 12/31/01        Years       Exercise Price      12/31/01      Exercise Price

    $0.11 - $0.43     4,500,000           2           $    0.17        2,250,000        $   0.17

________________________________________________________________________________

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

        On December 14, 2001, our Board of Directors approved the engagement of
Kingery, Crouse & Hohl, P.A., as our principal independent accountant. The engagement began with our third quarter 2001 financial statements. Through
December 14, 2001, neither we nor anyone on our behalf consulted Kingery, Crouse
& Hohl, P.A. regarding (i) the application of accounting principles to any transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered by Kingery, Crouse & Hohl, P.A. on our financial
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

        On March 26, 2001, Kenneth M. Herman resigned as a director of the Company.
Christopher Baker resigned from the Board of Directors on April 11, 2001.
Christopher Smith resigned from the Board of Director on September 19, 2001.

Item 10. Executive Compensation.

        The following table sets forth the compensation paid by the Company to its executive officers in 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term
                                                                            Compensation
                                        Annual Compensation
Name and Position             Year (1)     Salary ($)       Bonus ($)    Securities underlying
                                                                             options (#)

Amer Mardam-Bey                 2000       $55,000       $230,000 (2)        2,500,000
  Chief Executive Officer       2001       $50,000       $218,400 (3)

Tammy Lambert                   2001       $47,500       $171,235 (3)
  Chief Operating Officer

Christopher J.S. Baker          2000      $110,000             $0                    0
  Chief Financial Officer

Kenneth Herman                  2000      $110,000             $0                    0
  Vice President

NOTES:

(1) No named executive officer was employed by the Company prior to the year 2000.
(2) Includes $215,000 paid in the form of 500,000 shares of common stock, valued at $0.43 per share.
(3) Paid in shares of Company common stock issued pursuant to Registration Statement on Form S-8

        The following table sets forth the options granted by the Company to its executive officers in 2000 (no grants occurred in 2001).

                              OPTION GRANTS IN 2000

    Name          Securities underlying      % of Total       Exercise      Market Price      Expiration
                       options (#)       Options Granted   Price ($/Sh)  on Date of Grant        Date

Amer Mardam-Bey         400,000                6.35%          $0.43            $0.43        October 6, 2010
Amer Mardam-Bey       2,100,000               33.33%          $0.11            $0.43        October 6, 2010
Tammy Lambert           400,000                6.35%          $0.43            $0.43        October 6, 2010
Tammy Lambert         1,600,000               25.40%          $0.11            $0.43        October 6, 2010
All options described herein vest ratably over the 8 calendar quarters beginning
October 6, 2000, provided the employee continues to be employed by the Company.

The following table sets forth the aggregate options outstanding at the end of 2001.

AGGREGATED FISCAL YEAR-END OPTION VALUES

          Name                     Securities underlying
                                   unexercised options (#)

                                       Exercisable/
                                       Unexercisable

Amer Mardam-Bey                         1,250,000
                                        1,250,000

Tammy Lambert                           1,000,000
                                        1,000,000

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

        On October 6, 2000, we entered into an employment agreement with Tammy L.
Lambert, our chief operating officer. The agreement commenced on October 6, 2000 and expires on October 5, 2002, subject to automatic renewal for successive one-year periods unless either party elects not to renew the agreement. The agreement requires Ms. Lambert to serve as our chief operating officer and provides for her a base salary of $190,000 per year. In addition, if the performance of the Company and Ms. Lambert are satisfactory to our board of directors, the agreement provides for payment to Ms. Lambert of a quarterly cash bonus in the amount equal to 6.25% of his base salary, or $15,200.

        In connection with the execution of the employment agreement, we granted to
Ms. Lambert 500,000 shares of our common stock, all of which was vested as of that date. In accordance with the Penn-Akron Corporation Stock Option Plan, we granted to Ms. Lambert an option to purchase 400,000 shares of the Company's common stock at an exercise price of $0.43 per share. The options vest as to one-eighth of such options at the end of each quarterly period of service under the agreement. In accordance with the Penn-Akron Corporation Stock Option Plan, we granted to Ms. Lambert an option to purchase 1,600,000 shares of our common stock at an exercise price of $0.11 per share. The options vest as to one-eighth of such options at the end of each quarterly period of service under the agreement. The agreement provides that in the event of a Change of Control (as defined in the Penn-Akron Corporation Stock Option Plan), or in the event that we terminate Ms. Lambert's employment without cause, the vesting of all such options shall be accelerated.

        The employment agreement prohibits Ms. Lambert from competing with us for a period of one year after termination of employment. In the event that we terminate her employment without cause and other than as a result of her death or disability, Ms. Lambert is entitled to all salary and bonus that would have been payable for the remaining term of the contract. In addition, certain terminations by Ms. Lambert, denominated terminations "for good reason," are deemed to be terminations without cause. Terminations for good reason include reductions in Ms. Lambert's compensation, material diminution of his authority or duties and relocation of the Company's headquarters from the Washington, D.C.
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

Name And Address Of Beneficial Owner (1)    Amount Of Beneficial
                                                  Ownership         Percent Of Class(2)

Vikki Cook                                        8,387,462                8.5%
355 Interstate Boulevard
Sarasota, FL  34240

Amer A. Mardam-Bey                               21,330,611               21.5%

Tammy L. Lambert                                 16,656,770               16.8%

Carl L. Smith                                             0                  0%

All Officers and Directors as a Group            37,987,381               38.3%
(5 persons)

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

                                                 Heroes, Inc.

                                                 By:/s/ Amer Mardam-Bey
                                                    Amer Mardam-Bey, President

                                                 Date:    May 20, 2002

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                                   TITLE                    DATE

/s/ Amer Mardadm-Bey                Chief Executive Officer,       May 20, 2002
Amer Mardam-Bey                     Chief Accounting Officer,
                                            Director

/s/ Tammy L. Lambert                Chief Operations Officer,      May 20, 2002
Tammy L. Lambert                    Director

/s/ Carl L. Smith                   Director                       May 20, 2002
Carl L. Smith

                                  EXHIBIT INDEX

                  Number                       Exhibit

                  3(i).2                       Amendment to Articles of Incorporation filed
                                               December 4, 2000.

                  3(i).3                       Certificate of Amendment to Articles of
                                               Incorporation filed September 25, 2001.

