Form 10QSB
period 2002-03-31
HEROES INC
filed 2002-05-21
CIK 748210

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                 (703) 627-4479
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

        Common Stock, $0.001 par value per share, 99,213,109 shares issued and outstanding as of May 16, 2002.

Transitional Small Business Disclosure Format (check one):
YES [ ] NO  [X]

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  HEROES, INC.

                                 BALANCE SHEETS
________________________________________________________________________________

                                     ASSETS

                                     March 31,      December 31,
                                       2002             2001
                                    (unaudited)

CURRENT ASSETS - Cash              $        69      $         --

OTHER ASSETS                               100               100

      Total Assets                 $       169      $        100
                                   ============     =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and
     accrued expenses              $ 7,537,062      $  7,536,722
   Line of credit, including
     Accrued interest                3,763,241         3,664,241
   Notes payable, including
     accrued interest                1,260,183         1,229,286
   Accrued compensation                520,719           404,995
   Deferred maintenance and
     training revenue                  415,997           415,997

      Total Current Liabilities     13,497,202        13,251,241

 STOCKHOLDERS' DEFICIT:
   Common stock, 500 million shares
     authorized, $.001 par value,
     99,213,109 shares issued
     and outstanding                    99,213            99,213
   Paid-in capital                   6,166,833         6,166,833
   Accumulated deficit             (19,763,079)      (19,517,187)

       Total Stockholders' Deficit (13,497,033)      (13,251,141)

       Total Liabilities and
         Stockholders' Deficit     $       169      $        100
                                   ============     =============
________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
________________________________________________________________________________

                                        Three Months
                                           Ended
                                          March 31,
                                     2002           2001

Revenue                        $       --      $        --

Direct Costs                           --           31,208

Gross Deficit                          --          (31,208)

Other Operating Expenses:
  Consulting fees                      --          244,500
  Interest and other bank fees    128,897          109,206
  Legal and accounting                250          113,697
  Payroll taxes                     8,224          114,218
  Salaries and wages              107,500          742,740
  Software license and
   development                         --          151,261
  Other operating expenses          1,021          487,812

  Total Operating Expenses        245,892        1,954,434

LOSS BEFORE
  PROVISION FOR
  INCOME TAXES                   (245,892)      (1,985,642)

PROVISION FOR INCOME
  TAXES                                --               --

NET LOSS                       $ (245,892)     $(1,985,642)
                               ===========     ============

NET LOSS
  PER SHARE:
  Basic and Diluted            $    (0.00)     $     (0.05)
                               ===========     ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING:
  Basic and Diluted            99,213,109       36,334,419
                               ===========     ============
________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
________________________________________________________________________________

                                                                  Three Months
                                                                    March 31,
                                                                2002        2001

Net loss                                                  $  (245,892)   $(1,985,642)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation                                                     --          2,100
  Issuance of common stock for compensation & expenses             --        160,002
  Decrease in assets:
         Prepaid maintenance costs                                 --        440,081
         Other assets                                              --         10,497
  Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                129,237        554,209
         Accrued compensation                                 115,724        332,126
         Deferred maintenance and training revenues                --       (415,997)

Net Cash Used in Operating Activities                     $      (931)   $  (902,624)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Acquisition of equipment                                         --       (273,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received for note payable to stockholder                 1,000             --
  Cash received for common stock                                   --      1,105,750

Net Cash Provided By Financing Activities                       1,000      1,105,750

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   69        (70,118)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     --         70,268

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $        69    $       150
                                                          ============   ============

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

                                  Heroes, Inc.
                         Notes to Financial Statements
                                  (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Heroes, Inc. ("we", "us", "our"), formerly known as Penn-Akron Corporation
(Penn-Akron), was in the business of providing turnkey installations of an internet-based video distribution and multimedia network to school districts primarily in metropolitan Atlanta, Savannah and Brunswick, Georgia. On December
7, 2000, we changed our name from Penn-Akron Corporation to Heroes, Inc.

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
Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. The accompanying financial statements and notes thereto should be read in conjunction with our audited financial statements as of December 31, 2001 and
2000 contained in our current Annual Report on Form 10-KSB.

NOTE B - GOING CONCERN

On December 4, 2001, we filed for protection under Chapter 11 of the Bankruptcy
Code. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated stockholders' deficit of approximately $13,000,000 through March 31, 2002, and anticipate incurring net losses for the foreseeable future and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital, through either additional equity funding or loans with appropriate repayment terms, to finance our planned principal operations and/or implement the business plan which we are currently developing. Our major plan is to devote appropriate resources to obtain a quick and favorable resolution of the matters related to our MRESAnet 2000 Project. We recognize that additional working capital will be required for us to be successful in achieving these goals. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

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

As of March 31, 2002, we had cash of $67, a working capital deficit and stockholders deficit of approximately $13.5 million. These deficits continue to increase while we develop and market our products. Our continuation as a going concern is dependent upon our ability to obtain additional working capital. If adequate financing is not available or is not available on acceptable terms, our ability to meet our capital requirements may be significantly limited and could have a material adverse effect on us and ultimately could impair our ability to continue as a going concern.

        Results of Operations

We did not have any revenues for the three month periods ended March 31, 2002 and 2001. This is primarily due to the fact that no additional work has been performed in Year 2 and 3 of our three-year contract with our current customer, the Metropolitan Regional Educational Service Agency ("MRESA"), pending the outcome of an audit of MRESA by Arthur Andersen, LLP, and the determination by both the Federal Communications Commission ("FCC") and the Schools and Libraries
Division ("SLD") as to whether or not the MRESA project shall continue, and under what terms and conditions.

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

In August 2000, Arthur Andersen, LLP, began an audit of MRESA. The MRESA contract is funded by the SLD of the Universal Service Administrative Company.
This is a non-profit entity under the jurisdiction of the Federal Communications
Commission ("FCC"). The latter administers all " E rate" funds, which were enacted pursuant to the Federal Telecommunications Act of 1996. The program under which the SLD provides funding to MRESA requires a 10% to 50% matching commitment for each school from private, corporate or charitable contributions.
The audit is part of an ongoing program integrity process initiated by the SLD to ensure that applicants and vendors (beneficiaries) of the E-rate program comply fully with all FCC and SLD program guidelines, rules and regulations. A number of beneficiaries of the SLD program are audited annually. The determination of which beneficiaries are audited is done both randomly and based on the size of the beneficiary's award. We, as the service provider of the contract, are also being audited as part of this process. As of the date of this report, we have invoiced a total of $3,595,648 for services performed under our contract for Year 2 of this program to the SLD, with all invoices being approved by MRESA. As of the date of this report, all of that amount remains outstanding and unpaid by the SLD. We have also invoiced MRESA $2,600,735 for Year 2 matching funds which also remains outstanding as of the date of this report. We do not anticipate payment from the SLD for past services performed by us. The total amount of invoices to the SLD and MRESA for Year 2, as per our agreement, could eventually exceed $12,000,000.

Other operating expenses decreased to approximately $246,000 for the three month period ending March 31, 2002 from approximately $1,954,000 for the same period in 2001 and our salary expense decreased to approximately $107,000 for the three month period ending March 31, 2002 from $742,000 for the same period in 2001, primarily due to the reduction of operations.

PART II

Item 1. Legal Proceedings.

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

        NONE

Item 3. Defaults upon Senior Securities.

        NONE

Item 4. Submission of Matters to a Vote of Security Holders.

        NONE

Item 5. Other Information.

        NONE

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        NONE

(b)     Reports on Form 8-K.

        NONE

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
                                          Date: May 20, 2002