Form 10QSB
period 2002-06-30
HEROES INC
filed 2002-08-19
CIK 748210

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2002
                           _________________________

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

Common Stock, $0.001 par value per share, 99,213,109 shares issued and outstanding as of August 12, 2002.

Transitional Small Business Disclosure Format (check one):
YES [ ] NO  [X]

                                  HEROES, INC.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Balance Sheet as of June 30, 2002                                      4
        Statements of Operations for the three and six months
        ended June 30, 2002 and 2001                                           5
        Statements of Cash Flows for the six months ended
        June 30, 2002 and 2001                                                 6
        Notes to Financial Statements                                          7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                             8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                     9
Item 2. Changes in Securities.                                                 10
Item 3. Defaults Upon Senior Securities.                                       10
Item 4. Submission of Matters to a Vote of Securities Holders.                 10
Item 5. Other Information                                                      10
Item 6. Exhibits and Reports on Form 8-K.                                      10

Signature                                                                      10

                                     PART I

                           FORWARD-LOOKING STATEMENTS

        Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations, with respect to, among other things: (i) our financing plans; (ii)
trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate,"
"anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

        Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in our quarterly results, ability to continue and manage our growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in our filings with the Securities and Exchange
Commission.

                                  HEROES, INC.

                                  BALANCE SHEET
                               AS OF JUNE 30, 2002
                                   (Unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS - Cash                              $          75

OTHER ASSETS                                                 100

   Total Assets                                    $         175
                                                   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses           $   7,558,138
   Line of credit, including accrued interest          3,847,241
   Notes payable, including accrued interest           1,300,637
   Accrued compensation                                  633,640
   Deferred maintenance and training revenue             415,997
     Total Current Liabilities                        13,755,653

STOCKHOLDERS' DEFICIT:
   Common stock, 500 million shares authorized,
   $.001 par value, 99,213,109 shares issued and
   outstanding                                            99,213
   Paid-in capital                                     6,166,833
   Accumulated deficit                               (20,021,524)
     Total Stockholders' Deficit                     (13,755,478)

   Total Liabilities and Stockholders' Deficit     $         175
                                                   ==============
________________________________________________________________________________

See notes to financial statements.

                                  HEROES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
______________________________________________________________________________________________________________

                                           For the             For the            For the           For the
                                          Six-Months         Six-Months        Three-Months      Three-Months
                                          Ended June         Ended June         Ended June        Ended June
                                           30, 2002           30, 2001           30, 2002          30, 2001

Revenue                                 $         -        $         -          $       -       $         -

Direct Costs                                      -             55,291                  -            24,083

Gross Margin                                      -            (55,291)                 -           (24,083)

Other Operating Expenses:
   Advertising                                    -            127,469                  -            65,198
   Consulting fees                                -            419,205                  -           174,705
   Interest and other bank fees             243,051            228,200            114,154           118,995
   Insurance                                      -            103,811                  -            34,956
   Legal and accounting                      31,327            196,557             31,077            82,860
   Payroll taxes                             13,645            152,110              5,421            37,891
   Rent                                           -            101,775                  -            61,814
   Salaries and wages                       215,000          1,052,740            107,500           310,000
   Software license and
     development                                  -            182,711                  -            31,450
   Travel                                         -            128,639                  -            53,426
   Other operating expenses                   1,314            330,869                293            98,357

   Total other operating expenses           504,337          3,024,086            258,445         1,069,652

LOSS BEFORE PROVISION FOR INCOME
   TAXES                                   (504,337)        (3,079,377)          (258,445)       (1,093,735)

PROVISION FOR INCOME TAXES                        -                  -                  -                 -

NET LOSS                                $  (504,337)      $ (3,079,377)         $(258,445)      $(1,093,735)
                                        ============      =============         ==========      ============

NET LOSS PER SHARE - basic and
   diluted                              $    (0.005)      $     (0.080)         $  (0.003)      $    (0.030)
                                        ============      =============         ==========      ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING - basic
   and diluted                           99,213,100         39,354,838          99,213,100       42,375,258
                                        ============      =============         ==========      ============
______________________________________________________________________________________________________________

See notes to financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

__________________________________________________________________________________________________

                                                                  For the            For the
                                                              Six-Months Ended   Six-Months Ended
                                                               June 30, 2002      June 30, 2001

Net Loss                                                      $   (504,337)      $ (3,079,377)

Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                         -              4,200
   Forfeited security deposit                                            -             46,572
   Issuance of common stock for services                                 -            417,244
   Changes in operating assets and liabilities:
      Decrease in prepaid maintenance costs                              -            464,164
      Decrease in other assets                                           -             10,498
      Increase in accounts payable and accrued expenses            264,467            862,374
      Increase in accrued compensation                             228,645            186,245
      Decrease in deferred maintenance and training revenues             -           (415,997)
NET CASH USED IN OPERATING ACTIVITIES                              (11,225)        (1,504,077)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Acquisition of equipment                                              -           (332,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable to stockholder                        11,300            677,722
   Proceeds from issuance of common stock                                -          1,105,750
NET CASH PROVIDED BY FINANCING ACTIVITIES                           11,300          1,783,472

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 75            (53,060)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           -             70,268

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $         75       $     17,208
                                                              =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                          $          -       $          -
                                                              =============      =============
   Interest paid                                              $          -       $          -
                                                              =============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six-months ended June 30, 2001, the Company issued 17,084,182 shares of common stock for compensation to certain employees for a total expense of $257,242.
During the six-months ended June 30, 2001, the Company converted $124,570 of capital contributions to notes payable.

__________________________________________________________________________________________________

See notes to financial statements.

                                  HEROES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
________________________________________________________________________________

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
Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. The accompanying financial statements and notes thereto should be read in conjunction with our audited financial statements as of December 31, 2001 and
2000 contained in our current Annual Report on Form 10-KSB.

NOTE B - GOING CONCERN

        On December 4, 2001, we filed for protection under Chapter 11 of the
Bankruptcy Code. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated stockholders' deficit of approximately $14,000,000 through June 30,
2002, and anticipate incurring net losses for the foreseeable future and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital, through either additional equity funding or loans with appropriate repayment terms, to finance our planned principal operations and/or implement the business plan which we are currently developing. Our major plan is to devote appropriate resources to obtain a quick and favorable resolution of the matters related to our MRESAnet 2000 Project. We recognize that additional working capital will be required for us to be successful in achieving these goals. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

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

        As of June 30, 2002, we had cash of $75, a working capital deficit and stockholders deficit of approximately $13.7 million. These deficits continue to increase while we develop and market our products. Our continuation as a going concern is dependent upon our ability to obtain additional working capital. If adequate financing is not available or is not available on acceptable terms, our ability to meet our capital requirements may be significantly limited and could have a material adverse effect on us and ultimately could impair our ability to continue as a going concern.

Results of Operations

        We did not have any revenues for the three-month or six-month periods ended
June 30, 2002 and 2001. This is primarily due to the fact that no additional work has been performed in Year 2 and 3 of our three-year contract with our current customer, the Metropolitan Regional Educational Service Agency
("MRESA"), pending the outcome of an audit of MRESA by Arthur Andersen, LLP, and the determination by both the Federal Communications Commission ("FCC") and the
Schools and Libraries Division ("SLD") as to whether or not the MRESA project shall continue, and under what terms and conditions.

        Our current customer is MRESA, an administrative services agency of the
Georgia Department of Education. The MRESA jurisdiction covers over 11 school districts, and nearly 750 schools. Our contract with MRESA was executed in March
1999, and we began performance there under in August 1999. This contract continues for a three-year period. As of December 31, 1999, we had completed
Year 1 of the three Years under this contract and installed our services at 192 schools. All invoices and installations for Year 1 were approved by MRESA. We began performance on Year 2 of our contract with MRESA in early May 2000.
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

        Other operating expenses decreased to approximately $258,000 for the three months ending June 30, 2002 from approximately $1,070,000 for the same period in
2001 and to approximately $504,000 for the six-month period ending June 30, 2002 from approximately $3,024,000 for the same period in 2001. Our salary expense decreased to approximately $108,000 for the three months ending June 30, 2002 from approximately $310,000 for the same period in 2001 and to approximately
$215,000 for the six-month period ending June 30, 2002 from approximately

$1,053,000 for the same period in 2001, primarily due to the reduction of operations.

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

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Heroes, Inc.

                                         By:/s/ Amer A. Mardam-Bey
                                            Amer A. Mardam-Bey
                                            (President, CEO & Chief Accounting
                                             Officer)
                                            Date:  August 19, 2002