Form 10QSB
period 2002-09-30
HEROES INC
filed 2002-11-19
CIK 748210

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2002
                               ____________________

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

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

Common Stock, $0.001 par value per share, 99,213,109 shares issued and outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (check one):
YES [ ] NO  [X]

                                  HEROES, INC.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Balance Sheet as of September 30, 2002                              4
        Statements of Operations for the three and nine months ended        5
          September 30, 2002 and 2001
        Statements of Cash Flows for the nine months ended                  6
          September 30, 2002 and 2001
        Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis of Financial Condition         8
          and Results of Operations.

Item 3. Controls and Procedures                                             9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                  9
Item 2. Changes in Securities.                                              10
Item 3. Defaults Upon Senior Securities.                                    10
Item 4. Submission of Matters to a Vote of Securities Holders.              10
Item 5. Other Information.                                                  10
Item 6. Exhibits and Reports on Form 8-K.                                   10

Signature                                                                   10

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

                                  HEROES, INC.

                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                   (Unaudited)
________________________________________________________________________________

        ASSETS

        CURRENT ASSETS - Cash                              $         41

        OTHER ASSETS                                                100

           Total Assets                                    $        141
                                                           =============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

        CURRENT LIABILITIES:
           Accounts payable and accrued expenses           $  7,555,659
           Line of credit, including accrued interest         3,929,912
           Notes payable, including accrued interest -
              related party                                   1,171,440
           Notes payable, including accrued interest            192,590
           Accrued compensation                                 767,328
           Deferred maintenance and training revenue            415,997
              Total Current Liabilities                      14,032,926

        STOCKHOLDERS' DEFICIT:
           Common stock, 500 million shares authorized;
              $.001 par value, 99,213,109 shares issued
              and outstanding                                    99,213
           Paid-in capital                                    6,166,833
           Accumulated deficit                              (20,298,831)
              Total Stockholders' Deficit                   (14,032,785)

           Total Liabilities and Stockholders' Deficit     $        141
                                                           =============
________________________________________________________________________________

See notes to financial statements.

                                  HEROES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

_______________________________________________________________________________________________________________

                                           For the             For the            For the           For the
                                         Nine-Months         Nine-Months       Three-Months      Three-Months
                                            Ended               Ended              Ended             Ended
                                          September           September          September         September
                                          30, 2002            30, 2001           30, 2002          30, 2001

Revenue                               $           -       $          -       $          -      $          -

Direct Costs                                      -             55,291                  -                 -

Gross Margin                                      -            (55,291)                 -                 -

Other Operating Expenses:
   Consulting fees                           24,000            704,933             24,000            21,055
   Interest                                 356,687                  -            113,636                 -
   Insurance                                      -                  -                  -                 -
   Legal and accounting                      37,026                  -              5,699                 -
   Payroll taxes                             39,833                  -             26,188                 -
   Salaries and wages                       322,500          1,296,472            107,500           243,732
   Other operating expenses                   1,601          1,527,954                284           240,486

   Total other operating expenses           781,647          3,529,359            277,307           505,273

LOSS BEFORE PROVISION FOR INCOME
   TAXES                                   (781,647)        (3,584,650)          (277,307)         (505,273)

PROVISION FOR INCOME TAXES                        -                  -                  -                 -

NET LOSS                              $    (781,647)      $ (3,584,650)      $   (277,307)     $   (505,273)
                                      ==============      =============      =============     =============

NET LOSS PER SHARE - basic and
   diluted                            $       (.008)      $      (0.06)      $      (.003)     $      (0.01)
                                      ==============      =============      =============     =============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING - basic
   and diluted                           99,213,100         64,032,000         99,213,100        72,285,000
                                      ==============      =============      =============     =============
_______________________________________________________________________________________________________________

See notes to financial statements.

                                  HEROES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

____________________________________________________________________________________________________

                                                                For the                For the
                                                            Nine-Months Ended         Nine-Months
                                                                September           Ended September
                                                                30, 2002              30, 2001

Net Loss                                                      $ (781,647)        $  (3,584,650)

Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                       -                 6,300
   Forfeited security deposit                                          -                46,572
   Issuance of common stock for services                               -               602,196
   Changes in operating assets and liabilities:
      Decrease in other receivables                                    -                 9,549
      Increase in employee advances                                    -               (11,786)
      Decrease in prepaid maintenance costs                            -               464,164
      Increase in bank overdraft                                       -                   204
      Increase in accounts payable and accrued expenses           18,940               488,509
      Increase in line of credit accrued interest                265,671               462,147
      Increase in note payable accrued interest                   91,016                22,103
      Decrease in employee accounts payable                            -                (3,693)
      Increase in accrued compensation                           362,333               190,777
      Decrease in deferred maintenance and training revenues           -              (415,997)
NET CASH USED IN OPERATING ACTIVITIES                            (43,687)           (1,723,605)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Acquisition of equipment                                            -              (332,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                    43,728             1,155,792
   Proceeds from issuance of common stock                              -               830,000
NET CASH PROVIDED BY FINANCING ACTIVITIES                         43,728             1,985,792

NET CHANGE IN CASH AND CASH EQUIVALENTS                               41               (70,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         -                70,268

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $       41         $           -
                                                              ===========        ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                          $        -         $           -
                                                              ===========        ==============
   Interest paid                                              $        -         $           -
                                                              ===========        ==============

____________________________________________________________________________________________________

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from those estimates.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission ("SEC").
Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of
America. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. The accompanying financial statements and notes thereto should be read in conjunction with our audited financial statements as and for the year ended
December 31, 2001 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

On December 4, 2001, we filed for protection under Chapter 11 of the Bankruptcy
Code. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated stockholders' deficit of approximately $14,033,000 through September 30, 2002, and anticipate incurring net losses for the foreseeable future and will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital, through either additional equity funding or loans with appropriate repayment terms, to finance our planned principal operations and/or implement the business plan which we are currently developing. Our major plan is to devote appropriate resources to obtain a quick and favorable resolution of the matters related to our MRESAnet 2000 Project. We recognize that additional working capital will be required for us to be successful in achieving these goals. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

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

As of September 30, 2002, we had cash of $41, a working capital deficit and stockholders deficit of approximately $14,033,000. These deficits continue to increase while we develop and market our products. Our continuation as a going concern is dependent upon our ability to obtain additional working capital. If adequate financing is not available or is not available on acceptable terms, our ability to meet our capital requirements may be significantly limited and could have a material adverse effect on us and ultimately could impair our ability to continue as a going concern.

        Results of Operations

We did not have any revenues for the three-month or nine-month periods ended
September 30, 2002 and 2001. This is primarily due to the fact that no additional work has been performed in Year 2 and 3 of our three-year contract with the Metropolitan Regional Educational Service Agency ("MRESA").

Other operating expenses decreased to approximately $277,000 for the three months ending September 30, 2002 from approximately $505,000 for the same period in 2001 and to approximately $782,000 for the nine-month period ending September
30, 2002 from approximately $3,529,000 for the same period in 2001. Our salary expense decreased to approximately $108,000 for the three months ending
September 30, 2002 from approximately $244,000 for the same period in 2001 and to approximately $323,000 for the nine-month period ending September 30, 2002 from approximately $1,296,000 for the same period in 2001, primarily due to the reduction of operations.

ITEM 3.

Controls and Procedures

Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal
Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, or Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.

NONE

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Heroes, Inc.

                                                By:/s/ Amer A. Mardam-Bey
                                                   Amer A. Mardam-Bey
                                                   (President, CEO & Chief Accounting
                                                   Officer)
                                                   Date: November 19, 2002

                                       10

CERTIFICATION

I, Amer A. Mardam-Bey, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Heroes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

        (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

        (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002 ("Evaluation Date");

        (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date.

5. I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls;

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls;

(6) I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

/s/ Amer A. Mardam-Bey
    Amer A. Mardam-Bey
    Chief Financial Officer and CEO

                                       11